Form 10-Q
period 2009-06-30
UNITED MINES INC
filed 2009-08-13
CIK 1393772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________.

Commission file number 000-53727

United Mines, Inc.
(Exact Name of Company as Specified in its Charter)

Arizona (State or other jurisdiction of incorporation or organization)	83-0452269 (I.R.S. Employer Identification No.)

11924 N. Centaurus Place Oro Valley, AZ (Address of principal executive offices)	85737 (Zip Code)

(520) 742-3111
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒     No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐     No ☒.

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ☐     No ☐.

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 10, 2009, there were 10,642,987 shares of common stock, par value $0.001, issued and outstanding.

UNITED MINES, INC.

TABLE OF CONTENTS

PART I-FINANCIAL INFORMATION

UNITED MINES, INC.
(A Exploration Stage Company)
BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(unaudited)	(audited)

ASSETS:

CURRENT ASSETS
Cash	$1,699	$11,427
Prepaid expense	35,550	35,550
Total current assets	37,249	46,977

PROPERTY AND EQUIPMENT, net	1,612	2,492

OTHER ASSETS
Other assets - mining claims	100,500	100,500
Deposit	11,000	11,000
	111,500	111,500

TOTAL ASSETS	$150,360	$160,968

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Notes payable	$35,000	$35,000
Accounts payable	13,118	3,756
Accrued expenses and other liabilities	6,848	5,112
Advances from affiliates	105,535	50,165
Total current liabilities	160,501	94,033

Total liabilities	160,501	94,033
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 100,000,000 shares authorized; 10,642,897 issued and outstanding as of June 30, 2009 and December 31, 2008	10,643	10,643
Additional paid-in capital	3,814,544	3,814,544
Accumulated deficit during this exploration stage	(3,835,329)	(3,758,251)
Total stockholders' equity (deficiency)	(10,141)	66,936

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$150,360	$160,968

The accompanying notes are an integral part of these condensed financial statements.

UNITED MINES, INC.
(A Exploration Stage Company)
STATEMENTS OF OPERATIONS - (unaudited)

					For the Period
	Three Months Ended		Six Months Ended		from August 20, 1999
	June 30,		June 30,		(inception) through
	2009	2008	2009	2008	June 30, 2009

REVENUES:
Revenues	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	31,098	107,933	67,888	317,467	3,764,132
Sales and marketing expenses	715	1,468	6,573	8,397	55,273
Depreciation and amortization	440	264	880	528	3,671
Total operating expenses	32,253	109,665	75,341	326,392	3,823,076
OPERATING LOSS	(32,253)	(109,665)	(75,341)	(326,392)	(3,823,076)

OTHER INCOME (EXPENSE):
Interest expense	(861)	(3,063)	(1,736)	(6,125)	(12,253)
TOTAL OTHER INCOME (EXPENSE)

NET LOSS	$(33,114)	$(112,728)	$(77,077)	$(332,517)	$(3,835,329)

NET INCOME PER SHARE:

Basic and diluted:	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Weighted average of number of shares outstanding	10,642,897	10,174,797	10,642,897	10,174,797

The accompanying notes are an integral part of these condensed financial statements.

UNITED MINES, INC
( A Exploration Stage Company)
STATEMENTS OF CASH FLOWS - (unaudited)

			For the Period
	Six Months Ended		from August 20, 1999
	June 30,		(inception) to
	2009	2008	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(77,077)	$(332,517)	$(3,835,329)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	880	528	3,671
Amortization of conversion feature	-		8,750
Common stock issued for compensation	-	228,116	3,366,829
Changes in assets and liabilities:
Accounts payable	9,363	247	13,120
Accrued liabilities	1,736	(13,642)	6,857
Net cash used in operating activities	(65,098)	(117,268)	(436,102)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit			(11,000)
Purchase of Intangible Asset	-	-	(5,784)
Net cash used in investing activities	-	-	(16,784)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscribed	-	-	20,000
Advances from affiliates	55,370	-	118,610
Advances to affiliates	-	-	(13,075)
Proceeds from the issuance of common stock	-	67,900	329,050
Net cash provided by financing activities	55,370	67,900	454,585
			-
INCREASE IN CASH	(9,728)	(49,368)	1,699
CASH, BEGINNING OF PERIOD	11,427	52,639	-
CASH, END OF PERIOD	$1,699	$3,271	$1,699

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

UNITED MINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 1 - DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the State of Arizona on August 20, 1999 ("Inception Date") as Plae, Inc. to engage in the exploration of gold and silver mining properties The Company has a calendar year end for reporting purposes.  The Company owns several gold, silver and copper mining claims.  The recoverability of amounts from the properties or claims will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying properties and/or claims, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property and/or claim agreements and to complete the development of the properties and/or claims, and upon future profitable production or proceeds for the sale thereof.  The name was changed on February 18, 2005 to King Mines, Inc. and then subsequently changed to its current name on March 30, 2005.  No shares were issued until the Company became United Mines, Inc.  The Company's corporate office is located at 11924 N Centaurus PI, Oro Valley, AZ 85737.

NOTE 2 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has sustained losses from operations and no revenues from operations.  Through June 30, 2009, the Company accumulated a net loss of $3,835,329.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, Management is planning to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

The Company's ability to meet its obligations and continue as a going concern is dependent upon its ability to obtain additional financing, achievement of profitable operations and/or the discovery, exploration, development and sale of mining reserves.  The Company cannot reasonably be expected to earn revenue in the exploration stage of operations.  Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or to obtain such financing on terms satisfactory to the Company, if at all.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.   Significant accounting policies are as follows:

Basis of Presentation

The Company has produced minimal revenue from its principal business and is an exploration stage company as defined by the Statement of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Exploration State Enterprises”.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period.  Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

Exploration Stage Enterprise

The Company's financial statements are prepared pursuant to the provisions of SFAS No. 7, “Accounting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mining interests that will eventually provide sufficient net profits to sustain the Company’s existence. Until such interests are engaged in major commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the development stage.  Mining companies subject to SFAS No. 7 are required to label their financial statements as an “Exploratory Stage Company,” pursuant to guidance provided by SEC Guide 7 for Mining Companies.

Revenue Recognition

As the Company is continuing exploration of its mineral properties, no significant revenues have been earned to date.  The Company recognizes revenues at the time of delivery of the product to the customers.  Revenue includes sales value received for our principle product, silver, and associated by-product revenues from the sale of by-product metals consisting primarily of gold and copper. Revenue is recognized when title to silver and gold passes to the buyer and when collectibility is reasonably assured. The passing of title to the customer is based on terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets for example, the London Bullion Market, an active and freely traded commodity market, for both gold and silver, in an identical form to the product sold.

Pursuant to guidance in Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition for Financial Statements", revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collectibility is probable. The passing of title to the customer is based on the terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets, for example the London Bullion Market for both gold and silver, in an identical form to the product sold.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of year ended or less to be cash equivalents.  Cash equivalents include cash on hand and cash in the bank.

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon.  Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.

The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follow:

Asset Category	Depreciation/ Amortization Period
Furniture and Fixture	3 Years
Office equipment	3 Years
Leasehold improvements	5 Years

Mine Exploration and Development Costs

All exploration costs are expensed as incurred. Mine development costs are capitalized after proven and probable reserves have been identified.  Amortization is calculated using the units-of-production method over the expected life of the operation based on the estimated recoverable mineral ounces.

Mineral Properties

Significant payments related to the acquisition of mineral properties, mineral rights, and mineral leases are capitalized.  If a commercially mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method based on proven and probable reserves. If no commercially mineable ore body is discovered, or such rights are otherwise determined to have no value, such costs are expensed in the period in which it is determined the property has no future economic value.

Property Evaluations

Management of the Company will periodically review the net carrying value of its properties on a property-by-property basis. These reviews will consider the net realizable value of each property to determine whether a permanent impairment in value has occurred and the need for any asset write-down. An impairment loss will be recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset.  Measurement of an impairment loss will be based on the estimated fair value of the asset if the asset is expected to be held and used.

Although management will make its best estimate of the factors that affect net realizable value based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect management's estimate of net cash flows expected to be generated from its assets, and necessitate asset impairment write-downs.

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at June 30, 2009, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

It is reasonably possible that due to uncertainties associated with defining the nature and extent of environmental contamination, application of laws and regulations by regulatory authorities, and changes in remediation technology, the ultimate cost of remediation and reclamation could change in the future. The Company continually reviews its accrued liabilities for such remediation and reclamation costs as evidence becomes available indicating that its remediation and reclamation liability has changed.

The Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the associated long-lived assets and depreciated over the lives of the assets on a units-of-production basis.  Reclamation costs are accreted over the life of the related assets and are adjusted for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate on the underlying obligation.

Mineral Property Rights

All direct costs related to the acquisition of mineral property rights are capitalized. Exploration costs are charged to operations in the period incurred until such time as it has been determined that a property has economically recoverable reserves, at which time subsequent exploration costs and the costs incurred to develop a property are capitalized.

The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of December 31, 2008, management has determined that no impairment loss is required.

At such time as commercial production may commence, depletion of each mining property will be provided on a unit-of-production basis using estimated proven and probable recoverable reserves as the depletion base. In cases where there are no proven or probable reserves, depletion will be provided on the straight-line basis over the expected economic life of the mine.

Asset Retirement Obligations

The Company plans to recognize liabilities for statutory, contractual or legal obligations, including those associated with the reclamation of mineral and mining properties and any plant and equipment, when those obligations result from the acquisition, construction, development or normal operation of the assets. Initially, a liability for an asset retirement obligation will be recognized at its fair value in the period in which it is incurred. Upon initial recognition of the liability, the corresponding asset retirement cost will be added to the carrying amount of the related asset and the cost will be amortized as an expense over the economic life of the asset using either the unit-of-production method or the straight-line method, as appropriate. Following the initial recognition of the asset retirement obligation, the carrying amount of the liability will be increased for the passage of time and adjusted for changes to the amount or timing of the underlying cash flows needed to settle the obligation.

The Company has posted reclamation bonds with the State of Arizona Reclamation Bond Pool for its properties as required by the United States Bureau of Land Management, to secure potential clean-up and land restoration costs if the projects were to be abandoned or closed. The Company has recorded the cost of these bonds as an asset in the accompanying balance sheets.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  There were no events or changes in circumstances that necessitated an impairment of long lived assets.

Income Taxes

Deferred income taxes are provided based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in Oro Valley, Arizona.  The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000.

Share-Based Compensation

The Company applies SFAS No. 123 “Share-Based Payments” (“SFAS No. 123(R)”) to share-based compensation, which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Compensation cost is recognized when the event occurs.  The Black-Scholes option-pricing model is used to estimate the fair value of options granted.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.  At June 30, 2009 the common stock equivalents consisted of no options and no common stock warrants.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

The carrying amounts of the Company’s financial instruments, including cash, accounts payable and accrued liabilities, income tax payable and related party payable approximate fair value due to their most maturities.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation for comparative purposes.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the Financial Accounting Standards Board issued Statement “FASB” issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”).  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This statement will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.(“SFAS No. 165”) This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009.  We are currently assessing the impact of the adoption of SFAS 165, if any, on our financial position, results of operations or cash flows.

Interim Disclosure about Fair Value of Financial Instruments

In April 2009, the FASB issued FASB Staff Position “FSP” No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends SFAS No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The FSP also amends Accounting Principles Board Opinions “APB Opinion” No. 28 to require those disclosures in summarized financial information at interim reporting periods.  This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material impact on our consolidated financial statements.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”  This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active.  The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company was required to adopt SFAS No. 161 on January 1, 2009. The adoption of SFAS No.161 on January 1, 2009 did not have a material effect on the Company’s consolidated financial statements

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115,” which becomes effective on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The election of this fair-value option did not have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments. SFAS No. 157 was effective for financial assets and liabilities on January 1, 2008. The statement deferred the implementation of the provisions of SFAS No. 157 relating to certain non-financial assets and liabilities until January 1, 2009. The adoption of SFAS No.157 on January 1, 2009 for financial assets and liabilities did not have a material effect on the Company’s consolidated financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The Company is currently assessing the impact of FSP FAS No. 157-4 on its financial position and results of operations.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments ". The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted.  The Company is currently assessing the impact of FSP FAS No. 115-2 and FAS No. 124-2 on its financial position and results of operations.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments". This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company is currently assessing the impact of FSP FAS No. 107-1 on its financial position and results of operations

Amendments to the Impairment Guidance of EITF Issue No. 99-20

In January 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20". This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of another than- temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This Issue is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a material effect on the Company’s consolidated financial statements

Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing

In June 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”. This Issue is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. Share lending arrangements that have been terminated as a result of counterparty default prior to the effective date of this Issue but for which the entity has not reached a final settlement as of the effective date are within the scope of this Issue. This Issue requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. This Issue is effective for arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact of FSP EITF 09-1 on its financial position and results of operations.

NOTE 4 - PROPERTY AND EQUIPMENT

The Company has fixed assets as of June 30, 2009 and December 31, 2008 as follows:

	June 30,	December 31,
	2009	2008

Equipment	$5,282	$5,282
Accumulated depreciation	(3,670)	(2,790)

Total	$1,612	$2,492

NOTE 5 – PURCHASE OF MINING RIGHTS

On October 1, 2005 the Company purchased 23 mining claims and related assets from two then unrelated third parties in exchange for 3,600,000 common shares.  Since the sellers did not obtain majority ownership of the Company in the transaction it was accounted for as a purchase rather than a reverse merger.

According to the SEC SAB Topic 5G, “transfers of nonmonetary assets to a company by its promoters or shareholders in exchange for stock prior to the company’s initial public offering normally should be recorded at the transferor’s historic cost basis determined under GAAP.”  Since the sellers were unable to determine and document their historic cost as determined under GAAP, management elected to record the purchase at an investment of $100,000, the estimated scrap value of the equipment.

Additionally, according to the SEC, Issues in Extractive Industries No. 1 “Recoverability of capitalized costs is likely to be insupportable under FASB 121 prior to determining the existence of a commercially minable deposit, as contemplated by Industry Guide 7 for a mining company in the exploration stage.  As a result, the staff would generally challenge capitalization of exploration costs, and believes that those costs should be expensed as incurred during the exploration state under US GAAP.”

NOTE 6 – SHARE CAPITAL

On August 20, 1999 the Company authorized 1,000,000 and amended is Articles of Incorporation in 2006 to 100,000,000 shares of common stock, at $.001 par value and 10,642,897 are issued and outstanding as of June 30, 2009

During the three months ended March 31, 2008, the Company issued 391,433 shares of its common stock of those shares issued 74,200 were issued for cash of $ for $37,100 and 356,233 common shares were issued as consideration to consultants for the fair value of the services rendered.  The value of those shares is determined based on the value of the stock at the dates on which the agreements were entered into for the services and the value of service rendered.   During the period ended March 31, 2008, the Company cancelled 39,000 shares of common stock valued at value of the stock at the dates they were issued for services.  The value of these shares issued were expensed in the period incurred.

During the three months ended June 30, 2008, the Company issued 61,600 were issued for cash of $30,800 and 175,400 common shares were issued as consideration to consultants for the fair value of the services rendered.  The value of those shares is determined based on the value of the stock at the dates on which the agreements were entered into for the services and the value of service rendered

There were no shares, options, or warrants issued for the six months ended June 30, 2009

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company may enter into various consulting agreements with outside consultants. Certain of these agreements may include additional compensation on the basis of performance.

NOTE 8 – NOTES PAYABLE

On December 7, 2007 the Company issued a 10% note payable to the Lebrecht Group, PC for services to be rendered related to the registration of certain securities of the Company.  The note and accrued interest are due December 7, 2008 and at the option of the holder are payable in full on the maturity date or in 12 monthly payments beginning on the maturity date.  The note and accrued interest are convertible to common shares at any time at the option of the holder at 75% of the average closing bid price on the five trading days immediately preceding the conversion.  Management estimates that 20,000 shares may be issued if this conversion feature is exercised.

In accordance with generally accepted accounting principles, the 25% discount to market related to the conversion feature has been reported as a component of additional paid in capital.  Additionally, since this represents a prepayment for services related to a future public offering, management has elected to offset the cost to future capital raised as a result of the offering, if any.

NOTE 9 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the six months ended June 30, 2009 and 2008 consist of the following:

	June 30,
	2009	2008
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	$23,848	$100,986
State	6,937	29,375
	30,785	130,361
Benefit from the operating loss carryforward	(30,785)	(130,361)

(Benefit) provision for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	June 30,
	2009	2008

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	8.9%	8.9%
Valuation Allowance	(42.9)%	(42.9)%

Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	June 30,
	2009	2008

Net operating loss carryforward	30,785	130,261
Valuation allowance	(30,785)	(130,261)

Deferred income tax asset	$-	$-

The Company has a net operating loss carryforward of approximately $3,835,329 available to offset future taxable income through 2029.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company may enter into various consulting agreements with outside consultants. Certain of these agreements may include additional compensation on the basis of performance.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company is managed by its key shareholders who are also officers and directors of the Company.  The balance of notes payable to our key shareholders for cash advanced to the Company for the six months ended June 30, 2009 is $105,535 and $39,649 at December 31, 2008.  These advances do not convert to common stock and they are non interest bearing advances.

An entity affiliated with two of the shareholders provides office space and other support on a month to month basis.  The entity has been reimbursed with both stock and cash.

NOTE 12 – SUBSEQUENT EVENTS

The Company’s Registration Statement on Form S-1 went effective on June 29, 2009.  On July 14, 2009, the Company filed a Form 8-A12G to make it subject to the reporting requirement of the Securities Exchange Act of 1934, as amended.

*  *  *  *  *  *  *  *  *

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q of United Mines, Inc. (referred to herein as “UMI”, “we,” “us” or “Company”) for the three months ended June 30, 2009, contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this quarterly report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are unable to predict accurately or over which we have no control. The risk factors listed in this filing, as well as any cautionary language in our annual report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results or events to differ materially from those anticipated, include, but are not limited to: our ability to successfully develop new products; the ability to obtain financing for product development; changes in product strategies; general economic, financial and business conditions; changes in and compliance with governmental healthcare and other regulations; changes in tax laws; and the availability of key management and other personnel.

Overview

We were originally incorporated under the name Plae, Inc., in the State of Arizona on August 20, 1999.  At the time we operated under the name Plae, Inc., no business was conducted.  No books or records were maintained and no meetings were held.   In essence, nothing was done after incorporation until Glenn E. Martin took possession of Plae, Inc.  On February 18, 2005, the corporate name was changed to King Mines, Inc. and then subsequently changed to its current name, United Mines, Inc., on March 30, 2005.  No shares were issued until the company became United Mines, Inc.

We are an exploration stage mineral exploration company and have been in the mining industry since January 2005, when we began doing business in the mining industry.  An exploration stage company is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage.  We currently own four groups of mining claims.  These groups include one primary silver exploration stage mining project, seven gold exploration stage mining projects, three copper exploration stage projects, and one placer gold exploration stage project, all in Arizona, USA.  To date we have no assurance that commercially viable mineral deposits exist on any of the properties we own or where we have mineral rights. Further exploration, at a significant cost to us, will be required before a final evaluation as to the economic and legal feasibility of the properties is determined.  If this evaluation determines that some of the properties do have mineral deposits we will have to spend substantial funds for their drilling and engineering studies before we will know if we have a commercially viable mineral deposit (a reserve).  We obtained our properties as follows:

In October, 2005, we contracted with Glynn A. Burkhardt and Glynn G. Burkhardt, our current Senior Vice President and our former Emeritus Chairman of the Board, respectively, to transfer the rights and interests they held in 23 mining claim to us, by quitclaim deed, in exchange for 3,600,000 shares of our common stock.  These rights and interests were actually transferred to us in June 2006 (See Exhibit 10.4 Quitclaim Deeds).

In March and April 2006, we obtained 3 state “exploration permits” from the state of Arizona, which are renewable on an annual basis for a maximum of 5 years.  The “exploration permits” are the precursor to obtaining a lease from the state, but leases cannot be obtained until we either conduct exploration for a year on the properties or show economic feasibility.

During 2006, we acquired 69 additional unpatented mining claims on BLM land, including the 9 claims that make up the Blue Copper mining property.

As a result of these acquisitions, we currently own four groups of mining claims.  These groups include one primary silver exploration stage mining project, seven gold exploration stage mining projects, three copper exploration stage projects, and one placer gold exploration stage project, all in Arizona, USA.

Our four groups of mining claims include 92 Unpatented Bureau of Land Management (BLM) mining claims in Southern Arizona, USA, totaling 1,840 acres.  These claims are renewable annually for $125 per claim and currently paid through August 31, 2009.  (See Exhibit 99.1 Mining Claim Ledger for both our 38 material mining claims and our 54 non-material mining claims).

In addition to the unpatented mining claims, we own three Arizona State Land Department (ASLD) Mineral Exploration Permits, Nos. 08-110135, 08-110136 and 08-110137, each of which are each good for 5 years, currently thru April 13, 2011.  This Arizona state land department position totals 1,920 acres of land.  These are renewable annually, at $2.00 per acre for year one, no charge per acre for the second year, and $1.00 per acre for years 3-5, plus a $500 renew application fee.  This fee had been paid thru April 13, 2010. (Exhibit 99.2 ASLD Mineral Exploration Permits).

For a full description of the properties where we have mineral rights see Amendment No. 4 to our Registration Statement on Form S-1 filed with the Commission on June 5, 2009.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported.  A summary of significant accounting policies are detailed in notes to the financial statements which are an integral component of this filing.

Revenue Recognition

As the Company is continuing exploration of its mineral properties, no significant revenues have been earned to date. The Company recognizes revenues at the time of delivery of the product to the customers.  Revenue includes sales value received for our principle product, silver, and associated by-product revenues from the sale of by-product metals consisting primarily of gold and copper. Revenue is recognized when title to silver and gold passes to the buyer and when collectibility is reasonably assured. The passing of title to the customer is based on terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets for example, the London Bullion Market, an active and freely traded commodity market, for both gold and silver, in an identical form to the product sold.

Pursuant to guidance in Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition for Financial Statements", revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collectibility is probable. The passing of title to the customer is based on the terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets, for example the London Bullion Market for both gold and silver, in an identical form to the product sold.

Results of Operation for the Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Results of Operations

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008

Revenue	$-	$-
General and Administrative Expenses	31,098	107,933
Sales and Marketing Expenses	715	1,468
Depreciation and Amortization	440	264
Operating Loss	(32,253)	(109,665)
Net Loss	$(33,114)	$(112,728)

Revenues

We did not have any revenues for the three months ended June 30, 2009 or June 30, 2008.  To date we have funded the business through sales of our common stock and from loans from our officers and directors.  If we are not successful in raising funds through the offering described herein, two of our principals, Glenn Martin, our President, and Nicole Breen, our Secretary and Treasurer, have committed to put in up to $25,000 per quarter as necessary to pay for our necessary business expenses for at least the next twelve months.

Total Operating Expenses

Our total operating expenses for the three months ended June 30, 2009, consisted of general and administrative expenses of $31,098, sales and marketing expenses of $715, and depreciation and amortization of $440.  Our general and administrative expenses consisted of mining claim maintenance, postage and delivery, transfer agent fees, auto and office support staff.  Our operating expenses for the three months ended June 30, 2008, consisted of general and administrative expenses of $107,933, sales and marketing expenses of $1,468, and depreciation and amortization expenses of $264.  Our general and administrative expenses for the three months ended June 30, 2008, consisted of mining claim maintenance, postage and delivery, transfer agent fees, auto and office support staff.  Our general and administrative expenses for the three months ended June 30, 2009 were significantly lower than those for the three months ended June 30, 2008, due to us not issuing stock for services during the period ended June 30, 2009, which we had done during the same period one year earlier.

Net Income (Loss)

Our net loss for the three months ended June 30, 2009 was ($32,253), compared to ($112,728) for the three months ended June 30, 2008.  For both periods our net loss consisted entirely of our operating expenses.  As noted above, our total operating expenses for the period ended June 30, 2009, were significantly less than those for the June 30, 2008, leading to the difference in our net loss for the two periods.

Results of Operation for the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Results of Operations

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Revenue	$-	$-
General and Administrative Expenses	67,888	317,467
Sales and Marketing Expenses	6,573	8,397
Depreciation and Amortization	880	528
Operating Loss	(75,341)	(326,392)
Net Loss	$(77,077)	$(332,517)

Revenues

We did not have any revenues for the six months ended June 30, 2009 or June 30, 2008, nor have we had any since our inception on August 20, 1999.  To date we have funded the business through sales of our common stock and from loans from our officers and directors.  If we are not successful in raising funds through the offering described herein, two of our principals, Glenn Martin, our President, and Nicole Breen, our Secretary and Treasurer, have committed to put in up to $25,000 per quarter as necessary to pay for our necessary business expenses for at least the next twelve months.

Total Operating Expenses

Our total operating expenses for the six months ended June 30, 2009, consisted of general and administrative expenses of $67,888, sales and marketing expenses of $6,573, and depreciation and amortization of $880.  Our general and administrative expenses consisted of mining claim maintenance, postage and delivery, transfer agent fees, auto and office support staff.  Our operating expenses for the six months ended June 30, 2008, consisted of general and administrative expenses of $317,467, sales and marketing expenses of $8,397, and depreciation and amortization expenses of $528.  Our general and administrative expenses for the six months ended June 30, 2008, consisted of mining claim maintenance, postage and delivery, transfer agent fees, auto and office support staff.  Our general and administrative expenses for the six months ended June 30, 2009 were significantly lower than those for the three months ended June 30, 2008, due to us not issuing stock for services during the period ended June 30, 2009, which we had done during the same period one year earlier.

Net Income (Loss)

Our net loss for the six months ended June 30, 2009 was ($77,077), compared to ($332,517) for the six months ended June 30, 2008.  For both periods our net loss consisted entirely of our operating expenses.  As noted above, our total operating expenses for the period ended June 30, 2009, were significantly less than those for the June 30, 2008, leading to the difference in our net loss for the two periods.

Liquidity and Capital Resources

Introduction

During the six months ended June 30, 2009 and 2008, we did not generate positive operating cash flows. Cash totaled $1,699 and $11,427 at June 30, 2009 and December 31, 2008, respectively.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2009 and December 31, 2008, respectively, are as follows:

	As of June 30, 2009	As of December 31, 2008	Change

Cash	$1,699	$11,427	$(9,728)
Total Current Assets	37,249	46,977	(9,728)
Total Assets	150,360	160,968	(10,608)
Total Current Liabilities	160,501	94,033	66,468
Total Liabilities	$160,501	$94,033	$66,468

Cash Requirements

We have very little cash available as of June 30, 2009.  If we are not successful in raising funds through the sale of our common stock, two of our principals, Glenn Martin, our President, and Nicole Breen, our Secretary and Treasurer, have committed to put in up to $25,000 per quarter as necessary to pay for our necessary business expenses.  On October 1, 2008, Mr. Martin and Ms. Breen, agreed to loan us up to $100,000, interest free and unsecured, as needed, during the twelve months ending September 30, 2009, with any amounts loaned due to be paid back one year from the date the money is given to us.  As of December 31, 2008, we had $49,600 in advances from Ms. Breen.  From January 1, 2009 to June 30, 2009, Ms. Breen loaned us an additional $25,870 and Mr. Martin loaned us $20,000, respectively.  As of June 30, 2009, Ms. Breen has loaned us a total of $73,970 and Mr. Martin has loaned us a total of $20,000, for a total loans to us under this agreement of $93,970.  These loans are pursuant to an oral agreement between Mr. Martin, Ms. Breen and the company.  This agreement was ratified by our Board of Directors.  However, we will require additional capital over and above $25,000 per quarter to get our business operating at full strength and while we hope to raise this capital with either a bridge loan or through the sale of our common stock, but we cannot be assured that such funding will be available.  Ms. Breen and Mr. Martin have both indicated they would be willing to loan us up to an additional $250,000 total on similar terms as the existing loans in the event it becomes necessary.

Sources and Uses of Cash

Operations

We did not receive any cash from operations for the six months ended June 30, 2009.  We used ($65,098) in cash for operating activities during this period, compared to ($117,268) for the same period one year ago.  The principal components of the increased net cash used in operations for the six months ended June 30, 2009 were: (a) a net loss of ($77,077), (b) accounts payable of $9,363, (c) accrued liabilities of $1,736, and (d) depreciation and amortization of $880.  Until our operations grow we do not anticipate we will generate significant cash from operating activities.  Until that time we believe this figure will be fairly indicative our cash generation and cash used for operations in a six month period.  Our net cash used in operating activities was ($436,102) for the period from August 20, 1999 (inception) through June 30, 2009.

Investments

We did not have any provided by (used in) investing activities for the six months ended June 30, 2009 or 2008.  For the period from August 20, 1999 (inception) to June 30, 2009, our net cash provided by (used in) investment activities was ($16,784) and related to the purchase of intangible assets and deposits.

Financing

During the six months ended June 30, 2009, we had $55,370 in cash provided by financing activities, compared to $67,900 for the same period one year ago.  All of our cash provided by financing activities for these two periods related to proceeds from the issuances of our common stock or loans from affiliates net of repayments.  We anticipate that for the foreseeable future we will have to rely on money raised from the sale of our stock and from advances from our principals to pay our operating expenses.

Debt Instruments, Guarantees, and Related Covenants

 We have no disclosure required by this Item.

ITEM 3.            Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company we are not required to provide the information required by this Item. However, we opted to include the following information.

The only financial instruments we hold are cash and cash equivalents.

We are currently billed by the majority of our vendors in U.S. dollars and we currently bill the majority of our customers in U.S. dollars. However, our financial results could be affected by factors such as changes in foreign currency rates or changes in economic conditions.

ITEM 4T.         Controls and Procedures.

(a)  Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2009, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 4T.

(b) Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management has identified the following two material weaknesses that have caused management to conclude that, as of June 30, 2009, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.           We have not documented our internal controls. We have limited policies and procedures that cover the recording and reporting of financial transactions.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.           We do not have an independent Board of Directors or audit or compensation committees.  Management is aware that an audit committee composed of the requisite number of independent members along with a qualified financial expert has not yet been established.  Considering the costs associated with procuring and providing the infrastructure to support an independent audit committee and the limited number of transactions, Management has concluded that the risks associated with the lack of an independent audit committee are not justified.  Management will periodically reevaluate this situation.

3.           We are not adequately segregating our duties.  Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters.  However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases.  Management will periodically reevaluate this situation.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this Quarterly Report.

(c) Remediation of Material Weaknesses

Being aware of these material weaknesses our management will be vigilant about ensuring they do not affect our reporting obligations and will seek to remedy these issues when it is financially feasible to do so.

(d) Changes in Internal Control over Financial Reporting

This filing contains our first report on internal control over financial reporting and, therefore, there are no changes to report during our most recently completed fiscal quarter.

PART II – OTHER INFORMATION

ITEM 1.            Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.  There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A.         Risk Factors.

As a smaller reporting company we are not required to provide the information required by this Item.  However, we did include risk factors in our Amendment No. 4 to our Registration Statement on Form S-1 filed with the Commission on June 5, 2009.  The following are updated or new risk factors since the time of that filing:

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities.

We were incorporated in August 20, 1999 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss was $3,835,329 from inception to June 30, 2009. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to locate a profitable mineral property
•	our ability to generate revenues
•	our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease activities.

Because we are quoted on the OTC Bulletin Board instead of an exchange or national quotation system, our investors may have a tougher time selling their stock or experience negative volatility on the market price of our stock.

Our common stock is traded on the OTC Bulletin Board. The OTC Bulletin is often highly illiquid.  There is a greater chance of volatility for securities that trade on the OTC Bulletin Board as compared to a national exchange or quotation system.  This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions.  Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities.  These fluctuations, when they occur, have a negative effect on the market price for our securities.  Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

ITEM 2.            Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no events which are required to be reported under this Item.

ITEM 3.            Defaults upon Senior Securities.

There have been no events which are required to be reported under this Item.

ITEM 4.            Submission of Matters to a Vote of Security Holders.

There have been no events required to be reported under this Item.

ITEM 5.            Other Information.

Resignation and Appointment of Directors and Officers

Effective August 5, 2009, Donald J. Steinberg resigned as our Chief Financial Officer, Chief Accounting Officer, and as a member of our Board of Directors.  Robert Leitzman, our Vice President and a member of our Board of Directors, was appointed as our Chief Financial Officer and Chief Accounting Officer effective as of the same date.

Effective August 5, 2009, Roger McCaslin was appointed as a member of our Board of Directors to fill the vacancy left upon the death of Glynn G. Burkhardt and will serve out Mr. Burkhardt’s term.

Mr. McCaslin is currently employed at the Greenhorn Creek Guest Ranch in Quincy, California, and the Tanque Verde Guest Ranch in Tucson, Arizona, where he has worked since 2002, overseeing guests, employees and livestock.  Mr. McCaslin was Facility Manager at Cobre Valley Mineral Recovery from 1997 to 2004, where he was in charge of equipment, maintenance, operations, surface and sub-surface testing, as well as spectrographic equipment.

ITEM 6.            Exhibits.

(a)	Exhibits

3.1 (1)	Articles of Incorporation of United Mines, Inc.

3.2 (1)	Articles of Amendment to Articles of Incorporation

3.3 (1)	Bylaws of United Mines, Inc.

10.1 (1)	Stock Purchase/Consulting Agreement with Robert Metz dated January 2, 2008

10.2 (1)	Stock Purchase/Consulting Agreement with Robert Leitzman dated November 10, 2006

10.3 (1)	Quitclaim Deeds from Mssrs. Burkhardt and others

21 (1)	Subsidiaries of United Mines, Inc.

99.1 (2)	Mining Claim Ledger for Material and Non-Material Claims

99.2 (1)	ASLD Mineral Exploration Permits

99.3 (2)	Industry Guide No. 7 and Glossary of Mining and Mineral Resource Terms

99.4 (2)	Permits, State Lease Maps, and Small Scale Location Map for the Cerro Colorado Project

99.5 (2)	Project Area Project Area and Lode Claim Maps for the Blue Copper, Green Copper and Red Beds Mining Claims

(1)           Incorporated by reference from our registration statement on Form S-1, filed with the Commission on December 30, 2008.

(2)           Incorporated by reference from our registration statement on Form S-1 (Amendment #1), filed with the Commission on March 20, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Mines, Inc.

Dated: August 13, 2009		/s/ Glenn E. Martin
	By:	Glenn E. Martin
	Its:	President and Chairman of the Board

Dated: August 13, 2009		/s/ Robert Leitzman
	By:	Robert Leitzman
	Its:	Chief Financial Officer, Principal Accounting Officer