Form 10-Q
period 2009-09-30
UNITED MINES INC
filed 2009-11-16
CIK 1393772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☐     No ☐.

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 10, 2009, there were 10,692,597 shares of common stock, par value $0.001, issued and outstanding.

UNITED MINES, INC.

TABLE OF CONTENTS

PART I-FINANCIAL INFORMATION

UNITED MINES, INC.
(A Exploration Stage Company)
BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(unaudited)	(audited)

ASSETS:

CURRENT ASSETS
Cash	$5,467	$11,427
Prepaid expense	35,000	35,550
Total current assets	40,467	46,977

PROPERTY AND EQUIPMENT, net	1,172	2,492

OTHER ASSETS
Other assets - mining claims	100,500	100,500
Deposit	11,000	11,000
	111,500	111,500

TOTAL ASSETS	$153,138	$160,968

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Notes payable	$35,000	$35,000
Accounts payable	-	3,756
Accrued expenses and other liabilities	6,109	5,112
Advances from affiliates	84,525	50,165
Total current liabilities	125,634	94,033

Total liabilities	125,634	94,033
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 100,000,000 shares authorized;
10,692,597 and 10,642,897 issued and outstanding as of
September 30, 2009 and December 31, 2008, respectively	10,694	10,643
Additional paid-in capital	3,930,494	3,814,544
Accumulated deficit during this exploration stage	(3,913,684)	(3,758,251)
Total stockholders' equity (deficiency)	27,505	66,936

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$153,138	$160,968

The accompanying notes are an integral part of these condensed financial statements.

UNITED MINES, INC.
(A Exploration Stage Company)
STATEMENTS OF OPERATIONS - (unaudited)

					For the Period
					from August 20, 1999
	Three Months Ended		Nine Months Ended		(inception) through
	2009	2008	2009	2008	September 30, 2009

REVENUES:
Revenues	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	54,543	39,337	96,421	356,804	3,792,665
Sales and marketing expenses	2,030	889	3,826	9,286	52,526
Depreciation and amortization	440	88	1,320	616	4,111
Exploration expenses	20,460	-	51,247		51,247
Total operating expenses	77,473	40,314	152,813	366,706	3,900,548
OPERATING LOSS	(77,473)	(40,314)	(152,813)	(366,706)	(3,900,548)

OTHER INCOME (EXPENSE):
Interest expense	(882)	(3,062)	(2,618)	(9,187)	(13,135)
TOTAL OTHER INCOME (EXPENSE)

NET LOSS	$(78,355)	$(43,376)	$(155,432)	$(375,893)	$(3,913,684)

NET INCOME PER SHARE:

Basic and diluted:	$(0.01)	$(0.00)	$(0.01)	$(0.04)

Weighted average of number of shares outstanding	10,659,104	10,614,147	10,648,359	10,401,102

The accompanying notes are an integral part of these condensed financial statements.

UNITED MINES, INC
( A Exploration Stage Company)
STATEMENTS OF CASH FLOWS - (unaudited)

			For the Period
			from August 20, 1999
	Nine Months Ended		(inception) to
	2009	2008	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(155,432)	$(375,893)	$(3,913,684)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	1,320	616	4,111
Amortization of conversion feature	-	6,562	8,750
Common stock issued for compensation	13,001	226,715	3,379,830
Changes in assets and liabilities:
Accounts payable	-	(1,375)	3,757
Accrued liabilities	(2,209)	4,246	2,912
Net cash used in operating activities	(143,320)	(139,129)	(514,324)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit			(11,000)
Purchase of Intangible Asset	-	-	(5,784)
Net cash used in investing activities	-	-	(16,784)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliates	34,360	3,000	97,600
Advances to affiliates	-	-	(13,075)
Repayments of advances to affiliates	-	(13,640)	-
Proceeds from the issuance of common stock	103,000	98,050	452,050
Net cash provided by financing activities	137,360	87,410	536,575
			-
INCREASE IN CASH	(5,960)	(51,719)	5,467
CASH, BEGINNING OF PERIOD	11,427	52,089	-
CASH, END OF PERIOD	$5,467	$370	$5,467

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$2,618	$-	$-
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

UNITED MINES, INC.
NOTES TO CONDENSED  FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

NOTE 1 - DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the State of Arizona on August 20, 1999 ("Inception date") as Plae, Inc. to engage in the exploration of gold and silver mining properties The Company has a calendar year end for reporting purposes. The Company is in the process of acquiring mineral properties or claims located in the State of Arizona, USA. The recoverability of amounts from the properties or claims will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying properties and/or claims, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property and/or claim agreements and to complete the development of the properties and/or claims, and upon future profitable production or proceeds for the sale thereof. The name was changed on February 18, 2005 to King Mines, Inc. and then subsequently changed to its current name on March 30, 2005. No shares were issued until the Company became United Mines, Inc. The Company's corporate office is located at 11924 N Centaurus PI, Oro Valley, AZ 85737.

NOTE 2 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has sustained losses from operations and no revenues from operations.  Through September 30, 2009 the Company accumulated a net loss of $3,913,684.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE 3 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed  financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2008.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  Significant accounting policies are as follows:

Basis of Presentation

The Company has produced minimal revenue from its principal business and is an exploration stage company as defined by the Statement of Financial Accounting Standards Topic 26 “Accounting and Reporting by Exploration State Enterprises”.

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

Exploration Stage Enterprise

The Company's financial statements are prepared pursuant to the provisions of Topic 26, “Accounting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mining interests that will eventually provide sufficient net profits to sustain the Company’s existence. Until such interests are engaged in major commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the development stage.  Mining companies subject to Topic 26 are required to label their financial statements as an “Exploratory Stage Company,” pursuant to guidance provided by SEC Guide 7 for Mining Companies.

Revenue Recognition

As the Company is continuing exploration of its mineral properties, no significant revenues have been earned to date. The Company recognizes revenues at the time of delivery of the product to the customers

Revenue includes sales value received for our principle product, silver, and associated by-product revenues from the sale of by-product metals consisting primarily of gold and copper. Revenue is recognized when title to silver and gold passes to the buyer and when collectibility is reasonably assured. The passing of title to the customer is based on terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets for example, the London Bullion Market, an active and freely traded commodity market, for both gold and silver, in an identical form to the product sold.

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

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at September 30, 2009, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of September 30, 2009, management has determined that no impairment loss is required.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  There were no events or changes in circumstances that necessitated an impairment of long lived assets.

Income Taxes

Deferred income taxes are provided based on the provisions of ASC Topic 740, "Accounting for Income Taxes", to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At September 30, 2009, the Company did not record any liabilities for uncertain tax positions.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in Oro Valley, Arizona.  The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000.

Share-Based Compensation

The Company applies Topic 718 “Share-Based Payments” (“Topic 718”) to share-based compensation, which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized when the event occurs.  The Black-Scholes option-pricing model is used to estimate the fair value of options granted.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.  At September 30, 2009 the common stock equivalents consisted of no options and no common stock warrants.

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

In September 2009, Accounting Standards Codification (“ASC”) became the source of authoritative U.S. GAAP recognized by the Financial Accounting Standards Board (“FASB”) for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for registrants. The discussion below includes the applicable ASC reference.

The Company adopted ASC Topic 810-10 Consolidation (formerly SFAS No. 160, Noncontrolling Interests in Consolidated  Financial Statements – an amendment of ARB No. 51) effective January 2, 2009. Topic 810-10 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. The presentation changes are reflected retrospectively in the Company’s unaudited condensed consolidated financial statements.

ASC Topic 815-10 Derivatives and Hedging (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities) was adopted by the Company effective January 2, 2009. The guidance under Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses.

The Company adopted ASC Topic 825-10 Financial Instruments (formerly, FASB Staff Position No. SFAS 107-1 and APB No. 28-1, Disclosures about the Fair Value of Financial Instruments), which requires quarterly disclosure of information about the fair value of financial instruments within the scope of Topic 825-10. The Company adopted this pronouncement effective April 1, 2009.

In April 2009, the Company adopted ASC Topic 820-10-65 Fair Value Measurements and Disclosures (formerly FASB Staff Position No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). The standard provides additional guidance for estimating fair value in accordance with Topic 820-10-65 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 1, 2009 with no impact on its  financial statements.

The Company adopted, ASC Topic 855-10 Subsequent Events (formerly SFAS 165, Subsequent Events) effective April 1, 2009. This pronouncement changes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

In June 2009, the FASB finalized SFAS No. 167, Amending FASB interpretation No. 46(R), which was included in ASC Topic 810. The provisions of ASC 810 amend the definition of the primary beneficiary of a variable interest entity and will require the Company to make an assessment each reporting period of its variable interests. The provisions of this pronouncement are effective January 1, 2010. The Company is evaluating the impact of the statement on its  financial statements.

In July 2009, the FASB issued SFAS No. 168, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 Generally Accepted Accounting Principles, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the  financial statements.

Updates issued but not yet adopted

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value, which clarifies, among other things, that when a quoted price in an active market for the identical liability is not available, an entity must measure fair value using one or more specified techniques. The Company adopted the pronouncement effective July 1, 2009 with no impact on its  financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, which revises the existing multiple-element revenue arrangements guidance and changes the determination of when the individual deliverables included in a multiple-element revenue arrangement may be treated as separate units of accounting, modifies the manner in which the transaction consideration is allocated across the separately identified deliverables and expands the disclosures required for multiple-element revenue arrangements. The pronouncement is effective for financial statements issued after December 31, 2010. The Company does not expect the pronouncement to have a material effect on its  financial statements.

NOTE 5 - PROPERTY AND EQUIPMENT

The Company has fixed assets as of September 30, 2009 and December 31, 2008 as follows:

	June 30, December 31,
	2009	2008

Equipment	$5,282	$5,282
Accumulated depreciation	(4,110)	(2,790)

Total	$1,172	$2,492

NOTE 6 – PURCHASE OF MINING RIGHTS

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

Additionally, according to the SEC, Issues in Extractive Industries No. 1 “Recoverability of capitalized costs is likely to be insupportable under FASB 944 prior to determining the existence of a commercially minable deposit, as contemplated by Industry Guide 7 for a mining company in the exploration stage.  As a result, the staff would generally challenge capitalization of exploration costs, and believes that those costs should be expensed as incurred during the exploration state under US GAAP.”

NOTE 7 – SHARE CAPITAL

On August 20, 1999 the Company authorized 1,000,000 and amended is Articles of Incorporation in 2006 to authorize 100,000,000 shares of common stock, at $.001 par value, and 10,692,597 are issued and outstanding as of September 30, 2009

During the nine months ended September 30, 2009, the Company issued 41,200 shares of common stock for $103,000.  The company issued 5,500 for payment of debt and 3,000 common stock for compensation to consultants for the fair value of the services rendered.  The value of those shears is determined based on the value of the stock at the dates on which the agreements were entered into for services and the value of the services rendered.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company may enter into various consulting agreements with outside consultants. Certain of these agreements may include additional compensation on the basis of performance.

NOTE 9 – NOTES PAYABLE

On December 7, 2007 the Company issued a 10% note payable to the Lebrecht Group, PC for services rendered related to the registration of certain securities of the Company.  The note and accrued interest were due December 7, 2008 and at the option of the holder payable in full on the maturity date or in 12 monthly payments beginning on the maturity date.  The note and accrued interest are convertible to common shares at any time at the option of the holder at 75% of the average closing bid price on the five trading days immediately preceding the conversion.  Management estimates that 20,000 shares may be issued if this conversion feature is exercised.

In accordance with generally accepted accounting principles, the 25% discount to market related to the conversion feature has been reported as a component of additional paid in capital.  Additionally, since this represents a prepayment for services related to a future public offering, management has elected to offset the cost to future capital raised as a result of the offering, if any.

NOTE 10 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the nine months ended September 30, 2009 and 2008 consist of the following:

	September 30,
	2009	2008
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	$24,243	$34,878
State	7,052	10,146
	31,295	45,024
Benefit from the operating loss carryforward	(31,295)	(45,024)

(Benefit) provision for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	September 30,
	2009	2008

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	8.9%	8.9%
Valuation Allowance	(42.9)%	(42.9)%

Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	September 30,
	2009	2008

Net operating loss carryforward	31,295	45,024
Valuation allowance	(31,295)	(45,024)

Deferred income tax asset	$-	$-

The Company has a net operating loss carryforward of approximately $3,913,684 available to offset future taxable income through 2028.

The Company recognized an income tax provision of $31,295 and $45,024 for the nine months ended September 30, 2009 and 2008, respectively, despite losses before taxes. The year-to-date provision is primarily due to the recording of a valuation allowance on the Company’s U.S. deferred tax assets as of September 30, 2009. The valuation allowance was recorded at the end of the third quarter of 2009 to reduce certain U.S. federal and state net deferred tax assets to their anticipated realizable value.

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence, giving greater weight to its recent cumulative losses and its ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences. The Company performed this evaluation as of the year ended December 31, 2008 and the quarters ended March 31, 2009 and June 30, 2009. At that time the Company determined that a valuation allowance was required. At the end of the quarter ended September 30, 2009, changes in previously anticipated expectations and continued operating losses necessitated a valuation allowance against the tax benefits recognized in this quarter and prior quarters since they are no longer “more-likely-than-not” realizable. Under current tax laws, this valuation allowance will not limit the Company’s ability to utilize U.S. federal and state deferred tax assets provided it can generate sufficient future taxable income in the U.S.

The Company anticipates it will continue to record a valuation allowance against the losses of certain jurisdictions, primarily federal and state, until such time as we are able to determine it is “more-likely-than-not” the deferred tax asset will be realized. Such position is dependent on whether there will be sufficient future taxable income to realize such deferred tax assets The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction.

NOTE 11 – LOSSES PER SHARE

The following table represents the computation of basic and diluted losses per share at September 30, 2009 and 2008:

	September 30,	September 30,
	2009	2008

Losses available for common shareholders	(78,355)	(112,728)

Basic weighted average common shares outstanding	(0.01)	(0.04)

Basic and Fully Diluted loss per share	10,648,359	10,174,797

Net loss per share is based upon the weighted average shares of common stock outstanding

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company may enter into various consulting agreements with outside consultants. Certain of these agreements may include additional compensation on the basis of performance.

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company is managed by its key shareholders who are also officers and directors of the Company.  The balance of notes payable to our key shareholders for cash advanced to the Company for the nine months ended September 30, 2009 is $84,525 and $50,165 at December 31, 2008.  These advances do not convert to common stock and they are non interest bearing advances.

An entity affiliated with two of the shareholders provides office space and other support on a month to month basis.  The entity has been reimbursed with both stock and cash.

NOTE 14 – SUBSEQUENT EVENTS

Effective on September 25, 2009, we entered into a Securities Purchase Agreement with a single non-affiliate investor to purchase (i) 60,000 shares of our commons stock, and (ii) warrants to buy another 100,000 shares of our common stock at $2.50 per share, in exchange for aggregate consideration of $150,000.  The purchase will take place in three different closings on the 10th of each of October, November, and December 2009.  The warrants will vest on the first closing.  The first payment was made in early October.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was accredited.

*  *  *  *  *  *  *  *  *

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q of United Mines, Inc. (referred to herein as “UMI”, “we,” “us” or “Company”) for the three months ended September 30, 2009, contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this quarterly report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Our four groups of mining claims include 89 Unpatented Bureau of Land Management (BLM) mining claims in Southern Arizona, USA, totaling 1,840 acres.  These claims are renewable annually for $140 per claim and currently paid through August 31, 2009.  (See Exhibit 99.1 Mining Claim Ledger for both our 38 material mining claims and our 54 non-material mining claims).

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

Results of Operation for the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Results of Operations

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008

Revenue	$-	$-
General and Administrative Expenses	54,543	39,377
Sales and Marketing Expenses	2,030	889
Exploration Expenses	20,640	-
Depreciation and Amortization	440	88
Operating Loss	(77,473)	(40,314)
Net Loss	$(78,355)	$(43,376)

Revenues

We did not have any revenues for the three months ended September 30, 2009 or September 30, 2008.  To date we have funded the business through sales of our common stock and from loans from our officers and directors.  If we are not successful in raising funds through the offering described herein, two of our principals, Glenn Martin, our President, and Nicole Breen, our Secretary and Treasurer, have committed to put in up to $25,000 per quarter as necessary to pay for our necessary business expenses for at least the next twelve months.

Total Operating Expenses

Our total operating expenses for the three months ended September 30, 2009, consisted of general and administrative expenses of $54,543, sales and marketing expenses of $2,030, depreciation and amortization of $440, and exploration expenses of $20,460.  Our general and administrative expenses consisted of mining claim maintenance, postage and delivery, transfer agent fees, auto and office support staff.  Our operating expenses for the three months ended September 30, 2008, consisted of general and administrative expenses of $39,377, sales and marketing expenses of $889, and depreciation and amortization expenses of $88.  We had no exploration expenses during the three months ended September 30, 2008.  Our general and administrative expenses for the three months ended September 30, 2008, consisted of mining claim maintenance, postage and delivery, transfer agent fees, auto and office support staff.  Our general and administrative expenses for the three months ended September 30, 2009 were higher than those for the three months ended September 30, 2008, due to reimbursement for past due amounts to auditor, legal, accounting, EDGAR services and repayment of debt.

Net Income (Loss)

Our net loss for the three months ended September 30, 2009 was ($78,355), compared to ($43,376) for the three months ended September 30, 2008.  For the three months ended September 30, 2009 our net loss consisted of operating losses of ($77,473) and interest expense of ($882).  For the three months ended September 30, 2008 our net loss consisted of operating expenses of ($40,314) and interest expense of $3,062.  As noted above, our total operating expenses for the period ended September 30, 2009, were more than those for the period ended September 30, 2008, leading to the difference in our net loss for the two periods.

Results of Operation for the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Results of Operations

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Revenue	$-	$-
General and Administrative Expenses	96,421	356,804
Sales and Marketing Expenses	3,826	9,286
Exploration Expenses	51,147	-
Depreciation and Amortization	1,320	616
Operating Loss	(152,813)	(366,706)
Net Loss	$(155,432)	$(375,893)

Revenues

We did not have any revenues for the nine months ended September 30, 2009 or September 30, 2008, nor have we had any since our inception on August 20, 1999.  To date we have funded the business through sales of our common stock and from loans from our officers and directors.  If we are not successful in raising funds through the offering described herein, two of our principals, Glenn Martin, our President, and Nicole Breen, our Secretary and Treasurer, have committed to put in up to $25,000 per quarter as necessary to pay for our necessary business expenses for at least the next twelve months.

Total Operating Expenses

Our total operating expenses for the nine months ended September 30, 2009, consisted of general and administrative expenses of $96,421, sales and marketing expenses of $3,826, depreciation and amortization of $1,320, and exploration expenses of $51,147.  Our general and administrative expenses consisted of legal, accounting, auditor, EDGAR service fees, mining claim maintenance, postage and delivery, transfer agent fees, auto and office support staff.  Our operating expenses for the nine months ended September 30, 2008, consisted of general and administrative expenses of $356,804, sales and marketing expenses of $9,286, and depreciation and amortization expenses of $616.  We did not have any exploration expenses during this period.  Our general and administrative expenses for the nine months ended September 30, 2008, consisted of mining claim maintenance, postage and delivery, transfer agent fees, auto and office support staff.  Our general and administrative expenses for the nine months ended September 30, 2009 were significantly lower than those for the nine months ended September 30, 2008, due to us not issuing stock for services during the period ended September 30, 2009, which we had done during the same period one year earlier.

Net Income (Loss)

Our net loss for the nine months ended September 30, 2009 was ($155,432), compared to ($375,893) for the nine months ended September 30, 2008.  For both periods our net loss consisted entirely of our operating expenses.  For the nine months ended September 30, 2009 our net loss consisted of operating losses of ($152,813) and interest expense of ($2,618).  For the nine months ended September 30, 2008 our net loss consisted of operating expenses of ($366,706) and interest expense of ($9,187).  As noted above, our total operating expenses for the period ended September 30, 2009, were significantly less than those for the period ended September 30, 2008, leading to the difference in our net loss for the two periods.

Liquidity and Capital Resources

Introduction

During the nine months ended September 30, 2009 and 2008, we did not generate positive operating cash flows. Cash totaled $5,467 and $11,427 at September 30, 2009 and December 31, 2008, respectively.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2009 and December 31, 2008, respectively, are as follows:

	As of September 30, 2009	As of December 31, 2008	Change

Cash	$5,467	$11,427	$(5,960)
Total Current Assets	40,467	46,977	(6,510)
Total Assets	153,138	160,968	(7,830)
Total Current Liabilities	125,634	94,033	31,601
Total Liabilities	$125,634	$94,033	$31,601

Cash Requirements

We have very little cash available as of September 30, 2009.  If we are not successful in raising funds through the sale of our common stock, two of our principals, Glenn Martin, our President, and Nicole Breen, our Secretary and Treasurer, have committed to put in up to $25,000 per quarter as necessary to pay for our necessary business expenses.  On October 1, 2008, Mr. Martin and Ms. Breen, agreed to loan us up to $100,000, interest free and unsecured, as needed, during the twelve months ending September 30, 2009, with any amounts loaned due to be paid back one year from the date the money is given to us.  As of December 31, 2008, we had $49,600 in advances from Ms. Breen.  From January 1, 2009 to September 30, 2009, Ms. Breen loaned us an additional $25,870 and Mr. Martin loaned us $20,000, respectively.  As of September 30, 2009, Ms. Breen has loaned us a total of $84,525.  The loans from Mr. Martin were repaid during the third quarter.  These loans are pursuant to an oral agreement between Mr. Martin, Ms. Breen and the company.  This agreement was ratified by our Board of Directors.  However, we will require additional capital over and above $25,000 per quarter to get our business operating at full strength and while we hope to raise this capital with either a bridge loan or through the sale of our common stock, but we cannot be assured that such funding will be available.  Ms. Breen and Mr. Martin have both indicated they would be willing to loan us up to an additional $250,000 total on similar terms as the existing loans in the event it becomes necessary.

Sources and Uses of Cash

Operations

We did not receive any cash from operations for the nine months ended September 30, 2009.  We used ($143,320) in cash for operating activities during this period, compared to ($139,129) for the same period one year ago.  The principal components of the increased net cash used in operations for the nine months ended September 30, 2009 were: (a) a net loss of ($155,432), (b) accrued liabilities of ($2,209), (c) common stock issued for compensation of $13,001, and (d) depreciation and amortization of $1,320.  Until our operations grow we do not anticipate we will generate significant cash from operating activities.  Until that time we believe this figure will be fairly indicative our cash generation and cash used for operations in a nine month period.  Our net cash used in operating activities was ($514,324) for the period from August 20, 1999 (inception) through September 30, 2009.

Investments

We did not have any provided by (used in) investing activities for the nine months ended September 30, 2009 or 2008.  For the period from August 20, 1999 (inception) to September 30, 2009, our net cash provided by (used in) investment activities was ($16,784) and related to the purchase of intangible assets and deposits.

Financing

During the nine months ended September 30, 2009, we had $137,360 in cash provided by financing activities, compared to $87,410 for the same period one year ago.  For the 2009 period our net cash provided by financing activities consisted of $103,000 in proceeds from the issuance of our common stock and $34,360 in advances from affiliates.  For the 2008 period our net cash provided by financing activities consisted of $98,050 in proceeds from the issuance of our common stock and $3,000 in advances from affiliates.  We anticipate that for the foreseeable future we will have to rely on money raised from the sale of our stock and from advances from our principals to pay our operating expenses.

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

ITEM 4T.        Controls and Procedures.

(a)  Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2009, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 4T.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management has identified the following two material weaknesses that have caused management to conclude that, as of September 30, 2009, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

(d) Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during our most recently completed fiscal quarter.

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

We were incorporated in August 20, 1999 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss was $3,913,684 from inception to September 30, 2009. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

ITEM 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

Effective on September 25, 2009, we entered into a Securities Purchase Agreement with a single non-affiliate investor to purchase (i) 60,000 shares of our commons stock, and (ii) warrants to buy another 100,000 shares of our common stock at $2.50 per share, in exchange for aggregate consideration of $150,000.  The purchase will take place in three different closings on the 10th of each of October, November, and December 2009.  The warrants will vest on the first closing.  The first payment was made in early October.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was accredited.

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

United Mines, Inc.

Dated: November 16, 2009		/s/ Glenn E. Martin
	By:	Glenn E. Martin
	Its:	President and Chairman of the Board

Dated: November 16, 2009		/s/ Robert Leitzman
	By:	Robert Leitzman
	Its:	Chief Financial Officer, Principal Accounting Officer