Form 10-K
period 2009-12-31
UNITED MINES INC
filed 2010-03-31
CIK 1393772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 000-53727

UNITED MINES, INC.

(Exact name of registrant as specified in its charter)

Arizona	83-0452269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11924 N. Centaurus Place Oro Valley, AZ	85737
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (520) 742-3111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates: $8,534,279.26 as based on last reported sales price of such stock.  The voting stock held by non-affiliates on that date consisted of 2,854,274 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 18, 2010, there were 10,966,097 shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

UNITED MINES, INC.

FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

PART I

Cautionary Statement Regarding Forward Looking Statements

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,”  “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties and assumptions.  The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 – BUSINESS

Corporate History

The Mining Industry

Mining operations generally progress through four stages:  (1) prospecting, or the search for mineral deposits; (2) exploration, or the work involved in assessing the size, shape, location, and economic value of the deposit; (3) development, or the work of preparing access to the deposit so that the minerals can be extracted from it; and (4) exploitation, the work of extracting the minerals.

Companies in the mining industry are categorized based on the current activities taking place at the properties where they own rights.  An exploration stage company is one that is engaged in the search for minerals (reserves) which are not in either the development stage or production stage.  A development stage company is one that is engaged in the preparation of an established commercially mineable deposit (reserves) for its extraction which is not in the production stage.  A production stage company is one that is engaged in the exploitation of a mineral deposit (reserve).

The exploration stage of mining consists of numerous steps, including:  i) locate vein structures; ii) rock chip sample along the lengths of the vein; iii) rock chip sample the surrounding host rock; iv) send samples to assay labs for assay results; v) upon favorable results, perform a soil geochemical assay test along and around the vein structure to get a better detail of where the vein runs; vi) assay the soils that are collected; vii) using test results, map out a test drill pattern for the Diamond Core drilling; viii) drill the cores based on the drill map created; ix) sample the cores at various depths and send to assay; and x) either plot out a total drilling program or put together a pilot production plant for approximately the same cost as a full drill program (approximately $1.2 million).

A glossary of the mining and mineral resource terms used in this Registration Statement is attached as hereto Exhibit 99.3.

Company Overview

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

ITEM 1 – BUSINESS - continued

Corporate History - continued

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

As a result of these acquisitions, we currently own four groups of mining claims.  As detailed below, these groups include one primary silver exploration stage mining project, seven gold exploration stage mining projects, three copper exploration stage projects, and one placer gold exploration stage project, all in Arizona, USA.

Our four groups of mining claims include 92 unpatented Bureau of Land Management (BLM) mining claims in Southern Arizona, USA, totaling 1,840 acres.  These claims are renewable annually for $140 per claim and currently paid through August 31, 2010.  (See Exhibit 99.1 Mining Claim Ledger for both our 38 material mining claims and our 54 non-material mining claims).

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

A brief description of the properties where we have mineral rights are discussed below.  For ease of reference we have split our claims and permitted land into “material” projects, those where we plan to begin our exploration activities, and “non-material” projects, those that we will begin any activity on until after we have begun initial exploration on our “material” projects.  For our material projects we have included various maps and information related to the project in our exhibits.  For our non-material projects we do not include as much in-depth information.

ITEM 1 – BUSINESS - continued

Our Current Material Projects

Primary Silver Mining Exploration Project (Group 1 Claims and State Exploration Permits)

Overview

Our primary silver exploration project is known as “The Cerro Colorado Silver Mining Project.”  This project contains the famous “Cerro Colorado” mine, also known as the Heintzelman Silver Mines.  The Cerro Colorado mines have produced silver in the past, but, to date, we have not extracted any silver from this mine, but we have conducted test sampling.

Size:  This project encompasses 24 unpatented lode claims totaling 480 acres and three state mineral exploration permits, encompassing 1,920 acres.   All land under this project falls within T.20S., R10E of the Salt River Base Meridian, Pima County, Arizona.

Lode claims C-1 through C-9 and LC 58 and 59 form a contiguous block in Section 25 and the north 1/2 of Section 36.   One additional 20 acre lode claim covers the Waterman Mine on the SW 1/4 of Section 22.   Claim corner posts and DM monuments were observed on the ground, and appear in accordance with federal staking regulations. (See our permits and the Project Area and Lode Claim/State Lease Maps for this project in Exhibit 99.4.).  These are the lode claims that were purchased from the Burkhardts.

Permitted heap leach facilities, under lead agency jurisdiction of the Arizona State Department of Environmental Quality, are located in central portions of lode claim 58 and 59 (LC58 and LC59).  The permitted twin plant facility is discussed in further detail under “Mill Sites” below.

The reclamation bonds are currently held by Glynn A. Burkhardt in the name of Glynn A. Burkhardt and Glynn G. Burkhardt, under contract to us.  A BLM required Reclamation Bond of $9,000 is in place.   In addition, a $5,000 ADEQ bond is in place for aquifer protection permit #P-101031.  Transfer of these bonds from the Burkhardts to UMI, is in process.

Bonding requirements for proposed exploration and mining activities on state land have been met.  Currently, we have $11,000 in mineral exploration reclamation bonds covering UMI’s 3 Arizona State Land Department Mineral Exploration Permits 08-110135, 08-110136 and 08-110137.

Cerro Colorado Exploration:   Several groups of mining claims on the Cerro Colorado properties are currently being evaluated for various phases of exploration activity.  Planned 2010-2011 exploration includes underground and surface drilling on The South Clark properties in an effort to discover any possible mineralized materials.  (See Exhibit 99.4)

Cerro Colorado Strategy:   This is the location we plan on exploring first.  We hope to establish precious metals production from this location in order to produce cash flow which will sustain the company while exploration of further company owned sites is begun.  We will initiate bulk sample metallurgical testing of mineralized material from several of our silver mines at this location.

United Mines Assets at Cerro Colorado and Processing Facility:  Currently, we have mineralized materials in side cast mine dumps, ready to process.     However, this material is not listed on our financial statements as we will not consider these materials as assets until the mineralized materials  from the property is processed and extracted.  Bureau of Land Management Inspector William Auby visited our Twin Plant mineralized material processing facility on September 28, 2007 and gave permission to go ahead under the current Plan of Operations to start to processing mineralized material with our permitted 100-ton a day gravity float and to upgrade our heap leach system.   A modified Plan of Operations will be submitted for approval once we receive sufficient funding to cover our anticipated costs associated with these operations.  In November 2009, our Twin Plant mill site passed our ADEQ permitting processing.

ITEM 1 – BUSINESS - continued

Primary Silver Mining Exploration Project (Group 1 Claims and State Exploration Permits) - continued

Nicholas Barr, Geologist, was commissioned in 2000 by Glynn A. Burkhardt and Glynn G. Burkhardt, to do a pre-feasibility geological investigation on the Cerro Colorado Mining District.   Ongoing sampling and assays reported from 2001 through 2005 were incorporated into the Barr pre-feasibility report, complete thru 2006.

UMI Group 1 Claims:

The UMI Group 1 Claims comprising our Cerro Colorado silver properties consist of 6 sub-groups of claims and 3 AZ State Exploration Permits which, all total, contain 2,400 acres are as follows:

1.	Twin Plant Mineralized Material Processing Facility (claims LC58 and LC59)
T20S, R10E, Sec 25, G & SR Meridian 2 X 20 acre claims or 40 acres.

1.a.	Twin Plant contiguous Cerro Colorado mining claims (claims C1-9)
T20S, R10E, Sec 25, G & SR Meridian 9 X 20 acre claims or 180 acres.

2.	Silver Hill: T20S, R10E, Sec. 17, G&SR Meridian 2 X 20 acre claims or 40 acres

3.	Walapi Tiger: T20S, R10E, Sec. 22, G&SR Meridian 4 X 20 acre claims or 80 acres

4.	Walapi Tiger: T20S, R10E, Sec. 22, G&SR Meridian 2 X 20 acre claims or 40 acres

5.	Liberty: T20S, R10E, Sec. 16, G&SR Meridian 4 X 20 acre claims or 80 acres

6.	Waterman #1: T20S, R10E, Sec 22, G&SR Meridian 1 X 20 acre claim or 20 acres

7.	Mary G: T20S, R10E, Sec. 21, G&SR Meridian. State Lease 08-110136

8.	South Clark: T20S, R10E, Sec. 35 G&SR Meridian. State Lease 08-110135

9.	Central Clark; T20S, R10E, Sec. 26 G&SR Meridian. State Lease 08-110137

10.	North Clark: T20S, R10E, Sec. 26 G&SR Meridian. State Lease 08-110137

11.	State Mineral Exploration Permit No. 08-110135 T20S, R10E, Sec. 26, G & SR Meridian. 640 acres.

12.	State Mineral Exploration Permit No. 08-110136 T20S, R10E, Sec. 21, G & SR Meridian. 640 acres.

13.	State Mineral Exploration Permit No. 08-110137 T20S, R10E, Sec. 35, G & SR Meridian. 640 acres

ITEM 1 – BUSINESS - continued

Location and Access

The UMI Group 1 claims are located in Pima County, Arizona, about 40 miles southwest of Tucson, off exit 48 on Interstate 19 going to Nogales.  Take Amado/Arivaca Rd west 15 miles to properties.  Various gravel/dirt roads go north into the claim group area.

Geology of Group One Claims Area

Mineralization is hosted by a low relief sequence of Tertiary or Cretaceous-age andesite porphyry, quartz latite porphyry, rhyodacite and flow breccia.  Extensive faulting, including numerous broad hematitic fracture zones is thought related to multiple episodes of uplift and fracturing generated by Laramide intrusive activity allowed by Tertiary caldera formation and basin and range extension.  A long duration of tectonic activity has allowed for deep penetration of descending solutions and development of secondary mineralization to depths of 300 feet or greater.

Mill Site Buildings

We own a twin plant facility which includes a heap leach mill with a 100-ton a day gravitational float mill.  In November 2009, we received our current Arizona Department of Environmental Quality (ADEQ) permit, approving this mill for general use.  We must still obtain operating permits when we actually begin processing minerals through the mill, but the ADEQ permit is the primary permit approving the mill for operations.  Within one year we plan on having limited production on our side cast mine dumps at the Cerro Colorado mine site, and gradually increase production thereafter.

Existing buildings include the precipitation house, spare parts and hardware storage building and a laboratory.  There are four small mobile homes used for on-site housing.   During the expansion of mining activities, the heap leach pad and ponds will be reconstructed, as will a shower/locker room/restroom building and a 120' by 40' maintenance and storage building.   The precipitation house will eventually be upgraded with higher capacity processing equipment.

We will operate strictly in accordance with Mine Safety and Health Administration (MSHA), Occupational Safety and Health Administration (OSHA), Arizona State Mine Inspector and ADEQ regulations.  We will install heavier gauge geomembranes in the heap leach pad and ponds than required by ADEQ together with a compacted clay liner underneath the geomembranes in order to further decrease the potential for cyanide solution leakage into the ground.

Chain link fence topped with barbed wire will be erected to surround the heap leach pad, the pregnant solution pond and the overflow pond.  Each of these fences will be lined at the bottom with 2 inch mesh chicken wire from ground level to two feet high to keep out small animals and snakes.  To avoid birds landing in the two ponds, the ponds will be protected by one inch netting that is stretched from the top of the fences and supported by cables.

All employees will be required to take mine safety training and cyanide safe handling training. Employees will be equipped with safety equipment including hard hats, gloves, ear plugs, respirators and protective clothing suitable for their particular jobs.  Emergency showers and emergency eye washes will be provided.

ITEM 1 – BUSINESS - continued

Mill Site Buildings - continued

The heap leach pad and ponds, and all the buildings, will be lighted with bright lights on 25 foot poles for safety and security.  We will provide several gasoline and diesel engine generators to keep the processing going 24 hours a day in case of power failure.

Heap Leach Pad and Ponds

The heap leach facility is a hydrometallurgical silver leaching operation that will process mineralized material from active and inactive mines throughout the Cerro Colorado Mining District as well as open pit mined mineralized material.  The heap leach facility will consist of a lined heap leach pad (initially one acre in size); a double-lined, pregnant (metal-bearing) solution pond (25 feet by 25 feet); a non-storm water, single-lined overflow pond (60 feet by 145 feet); process pipelines, pumps and holding tanks; and storm water berms and diversion trenches.

Mineralized Material Crushing, Screening and Agglomeration

Mineralized material will be deposited on the lined heap leach pad.  The pad has been designed to accommodate 55,000 tons of mineralized material for processing.  Mineralized material bearing rock will be crushed and conveyed to a vibrator screen. Mineralized material that is +1/2" to 3/4" will be transferred directly to the mineralized material heap via conveyor belt.  Mineralized material  that is less than 1/2" will move to a cement agglomeration unit and, after agglomeration, be transported via conveyor belt to the mineralized material heap.  The mineralized material will be stacked on the leach pad in 5 foot lifts to a height of 55 feet.

The maximum height of the mineralized material heap will be 55 feet; however, after it is at that height, tests will be conducted, and an engineering opinion obtained, in the interest of adding another 10,000 to 20,000 tons to the original pad.  If compression test and slope stability check out, the angle of repose may be amended to accommodate the additional mineralized material.  This is a cost saving measure and offers the added benefit of leaching small amounts of gold and silver that will result from the additional leaching time for the earlier lifts.  Each 5,000 ton lift is projected to yield 10 oz Ag per ton and 0.03 oz Au per ton based on a 75% recovery rate.  Pilot testing without fine crushing has yielded 72-77% recovery.  With agglomeration, the actual recovery rate should be in the 77%-82% range.

While the one acre heap leach pad is being constructed, UMI will begin preparing an application for the ADEQ to permit expansion of the pad to 4.9 acres.  When the additional 3.9 acre pad is available, it will be loaded and heap leached as two sections.  Each section will take one month to load and will be leached for two months.  Lifts for each section will be 10 feet high and cover nearly twice the area of the one acre pad resulting in approximately 3.75 times as much production as the original one acre pad.  The larger pad will permit the height to be increased to at least 100 feet, perhaps as high as 150 feet depending on test results.

Heap Leach Process

Each lift of mineralized material on the one acre pad will be leached for approximately 21 days with a dilute solution of sodium cyanide.  The solution will be dripped onto the mineralized material from a grid of PVC pipes.  The resulting pregnant solution will be collected by another grid of perforated piping which overlays the geomembrane pad liner.  The piping network will transport the pregnant solution from the leach pad to the pregnant solution pond.

Extraction Process and Cyanide Recirculation

The pregnant solution from the pond is pumped to the precipitation house where a Merrill-Crowe zinc extraction plant will be used to extract the silver.  Barren solution from the extraction plant will flow by gravity to a 500 gallon tank where it is pumped to a 1,000 gallon makeup tank for the addition of cyanide.  The solution is then re-circulated to the heap leach pad.

ITEM 1 – BUSINESS - continued

Primary Copper Exploration Project (Group 2)

Overview

Our primary copper exploration project is called the Blue Copper/Green Copper/Red Beds mining exploration project.

Size:  This project consists of 14 material BLM mining claims and 4 non-material BLM mining claims totaling 20 acres each.

UMI Group 2 Claims

The UMI Group 2 Claims consist of 3 sub-groups of claims as follows:

1.
BLUE COPPER;   T8S, R12E, Sec 18 and 19,  G and SR Meridian.
13 X 20 acre claims or 260 acres.  This includes 9 material claims and 4 non-material claims (See our Project Area and Lode Claim Maps for the 9 material claims in this project in Exhibit 99.5).  (See Exhibit 99.1 for the ledger of the non-material claims, AMC #s 161026, 161027, 161041, 161043).

2.	GREEN COPPER; T9S, R12E, Sec 15, G and SR Meridian. 1 x 20 acre claims or 20 acres. (See our Project Area and Lode Claim Maps for this project in Exhibit 99.5).

3.	RED BEDS; T8S, R12E, Sec 33 and 34. 4 x 20 acre claims or 80 acres. (See our Project Area and Lode Claim Maps for this project in Exhibit 99.5).

The above Group 2 Claims contain a total of 360 acres.

To date we have not performed any work on these Group 2 UMI 100% owned properties.   We are presently in the exploration stage and there is no assurance that commercially viable mineralized material, or a reserve, exists on this property.   We will not be able to make such a determination until exploration and drilling programs are completed and a comprehensive evaluation concludes economic and legal feasibility.

Blue Copper Project 2011/2012 Exploration:  We plan on road repair, surface mapping/ sampling, possible geo-physical and drilling, and then initiate surface and underground mapping/ sampling, exploration, bulk sample metallurgical testing, drilling, step out and possible in-fill reverse circulation and core drilling of high grade areas, at some point in the future.  However, we will not begin any of these activities until we submit a proposed Plan of Operations.  We do not plan on submitting a proposed Plan of Operations for this property until we receive sufficient funding to move forward with activities at this location.

Location and Access

Our Group 2 Claims are located 25 miles northwest of Oracle AZ, in Pinal County, Arizona along state highway 77.  Turn at mile post 106, 5 miles west to Red Beds property, turn at mile post 108, turn west on dirt road ½ mile to Blue Copper, and Green Copper properties.  Electrical access is 1/2 mile away on highway 77 and there are no current water facilities at these claims.

ITEM 1 – BUSINESS - continued

Physiography

The Durham Hills are located approximately 30 mi NW of Tucson, Pinal County, Arizona off State highway 77 at between Mile Posts 104 and 108.  Two main Cr0x deposits are hosted in two structural blocks, a west block and an east block, separated by a NW-trending high-angle normal fault.  There are two deposits known as the Cross Triangle Ranch deposit, located in the western block and the Magna Well deposit, located in the eastern.  The Magma Well deposit has also been referred to as the Edwards Mine, the Owen Mine and more regularly as the Blue Copper Mine.  In this report, the name Blue Copper will be used.

The Cross Triangle ranch deposit is located in a series of NW to NS trending, low-lying hills, informally referred to by the owners as, from north to south, Rattlesnake Hill, Green Hill, and Blue Hill.  The Cross Triangle has been heavily prospected by trenches and pits, and minor amounts of Cu0x-strained building stone have been shipped.  The Blue Copper mine is located approximately ¾ of a mile NE of the Cross Triangle and consists of a heavily prospected, low-lying hill adjacent to a cattle tank with several surrounding small prospect pits.  Building stone has also reportedly been shipped from this deposit.

Structural Geology

Folation and lineation in the quartz monzonite and mylonitic schist is highly suggestive of detachment fault processes.  The overall strike and dip of the foliation and lineation would seem to suggest a top to the NE extension.  However, preliminary analysis of possible shear indicators in the mylonite (stretched and rotated quartz grains) suggests top to the SW extension, which is consistent with the regional sense of shear in the Catalina-Tortolita metamorphic core complex.  This geometry indicates that the rocks in the Durham Hills have been rotated and back-tilted along high-angle, listric normal faults.

Our Current Non-Material Projects (Group 3 and 4 Claims)

Description of Properties

To complement the primary silver and copper projects under exclusive control and operation of United Mines, Inc., we also own 100% of the following unpatented non-material mining properties under jurisdiction of the Bureau of Land Management, Department of Interior.

Primary Gold Mining Exploration Projects

Overview

Our primary gold exploration consists of three projects: The Big Three/Ostrich, Tres Amigos and Sorrel Top.

Size:  The Ostrich/Big Three gold exploration project consists of 17 BLM mining claims (20 acres each) and the Tres Amigos/Sorrel Top gold exploration project consists of 18 BLM mining claims (20 acres each).

The Ostrich/Big Three 2011/2012 Explorations:  We will handle road repair, surface mapping and/or sampling and possible geo-physical & drilling.  Cleanup of the mine portals as well as collar repair and/or replacement will be accomplished as required.  In the future we also hope to proceed with road repair, surface and underground mapping and/sampling, underground clean out, repair and exploration, bulk sample metallurgical testing, surface and possible underground drilling.  We will not begin any of these activities until we submit a proposed Plan of Operations.  The Plan of Operations will not be submitted to BLM until we receive sufficient funding to conduct operations at this property.

ITEM 1 – BUSINESS - continued

Primary Gold Mining Exploration Projects - continued

Tres Amigos & Sorrel Top 2011/2012 Exploration:  Several portions of mining claims on the Tres Amigos and Sorrel Top properties are currently being evaluated for after we receive sufficient funding to conduct operations at this property.  Exploration activities will include underground and surface drilling on the Tres Amigos and Sorrel Top properties.  Surface and underground mapping & sampling, geo-chem, and possible geo-physical exploration is also planned for this site once we receive sufficient funding to conduct operations at this property.

Ostrich/Big Three/Tres Amigos & Sorrel Top Strategy:  Once we receive sufficient funding, we plan to establish precious metals exploration which, in the future, we believe will produce cash flow to sustain us and allow the opportunity to then initiate core drilling & bulk sample metallurgical testing of mineralized materials from our gold mining claims.

UMI Group 3 Non-Material Claims:

The UMI Group 3 claims consist of 4 sub-groups of claims as follows:

1.	Ostrich; T22S, R10E, Sec. 22; G & SR Meridian. 7 X 20 acre claims or 140 acres.

2.	Big Three; T22S, R10E, sec. 27; G & SR Meridian. 10 X 20 acre claims or 200 acres.

3.	Tres Amigos; T23S, R11E Sec. 19; G & SR Meridian. 17 X 20 acre claims or 340 acres.

4.	Sorrel Top; T23S, R11E, Sec. 18 & 19, G & SR Meridian. 1 X 20 acre claim or 20 acres

The above UMI Group 3 claims contain a total of 700 acres.  (See Mining Claim Ledger, Exhibit 99.1).

To date we have not performed any work on these four properties.  We are presently in the exploration stage and there is no assurance that commercially viable mineralized material, or a reserve, exists on this property.  We will not be able to make such a determination until exploration and drilling programs are completed and a comprehensive evaluation concludes economic and legal feasibility.

Location and Access

The UMI Group 3 claims are located in Santa Cruz County, Arizona, about 62 miles southwest of Tucson off exit 48 on Interstate 19 going to Nogales.

Ostrich/Big Three mining claims:   Take Amado/Arivaca Rd west 24 miles to Town of Arivaca; then south on Ruby road (paved) 3.5 miles to Yellow Jacket Road (dirt), follow 5 miles to Ostrich/Big Three Gold mining properties.

Tres Amigos/Sorrel Top mining claims:   Take Amado/Arivaca Rd west 24 miles to Town of Arivaca, then south on Ruby road (paved) 12 miles east to various gravel/dirt roads going south & east on to the claim group area.

ITEM 1 – BUSINESS - continued

Geology of Group 3 Claim Area

Physical Geology

Topography of the project area is moderately steep with elevations ranging from about 4,200 to 4,700 feet.  NW-SE trending Cobre Ridge, characterized by mostly bluffy outcrops, flanks the project area.  Fraguita Peak (elev. 5,374), is a prominent landmark about 1 mile to the northwest.

Regional Geology and Mineralization

The Oro Blanco Mining District, extending from Arivaca south to the international boundary, encompasses roughly 40 square miles and lies within the southern part of the Basin and Range Province of Arizona.   Jurassic-age welded and non-welded quartz latite tuff and rhyolite tuff, underlying Cobre Ridge and central portions of the district are the oldest rocks.  Outcrops of conglomerate and sandstone of the Cretaceous Oro Blanco Formation are common east of Cobre Ridge and across southern sections of the District. Mostly flat lying and bluff forming   Tertiary-age dacite and andesite flows, tuffs and pryoclastics mark the south and east edge of the area.  Plutonic rocks, consisting of Jurassic quartz monzonite and Cretaceous diorite and andesite are widely scattered as irregular masses up to 0.5 to 1 mile in aerial extent.  Aligned closely with the northwest tectonic fabric of the region are conspicuous dikes, dike swarms and elongate plugs of Tertiary-age quartz monzonite and lesser andesite and porphyritic rhyolite.

UMI Group 4 Non-Material Claims

The UMI Group 4 Claims consist of 3 sub-groups of claims as follows:

1.	EDWARDS GOLD MINE; T22S, R10E, Sec 8, G and SR Meridian. 6 X 20 acre claims or 120 acres.

2.	AJAX GOLD MINE; T22S, R10E, Sec 5, G and SR Meridian. 7 X 20 acre claims or 140 acres

3.	Placer gold claims; T22S, R10E, Sec. 22 and 27, G and SR Meridian 2 X 20 acre claims or 40 acres

The above Group 4 Claims contain a total of 300 acres.

To date we have not performed any work on these 3 UMI 100% owned properties.   We are presently in the exploration stage and there is no assurance that commercially viable mineralized material, or a reserve, exists on this property.   We will not be able to make such a determination until exploration and drilling programs are completed and a comprehensive evaluation concludes economic and legal feasibility.

Location and Access

Take Interstate 19 south to exit 48 at Amado.  Then take Amado/Arivaca Rd west 24 miles to Town of Arivaca; then south on Ruby road (paved) 3.5 miles to Yellow Jacket Road (dirt), follow 6 miles on  Yellow Jacket Road past Ajax/Edwards mines  to placer gold mining properties.

UMI Placer Gold Claims

The placer gold claims (GPA-1 and 2) are primarily a recreational gold panning area and do not anticipate active exploration on commercial level until future circumstances warrant.

ITEM 1 – BUSINESS - continued

UMI Placer Gold Claims - continued

Overview

Due to our fairly recent formation and acquisition of the mineral rights associated with the above properties, we are still early in the process of mapping and sampling these properties for potential mineral deposits.  Therefore, despite our ownership of the mineral rights described above and the fact we have begun plotting, mapping, and sampling from some of the properties, as of the date of this Registration Statement we have not extracted any minerals from these properties, other than samples, and have not received any revenue from these exploration activities.  We do not know when, or if, we will begin to receive revenue from these activities.

As noted above, our current and immediate plans for exploration are only at the Cerro Colorado Silver Mining Project.  Though we have had a geologist out to the other properties, we do not intend to move ahead with any exploration activities at the other properties, until we receive sufficient money to fund operations at the properties.

At our properties we have controls in place to ensure that no unauthorized individuals tamper with any mineralized material.  To that effect we have hired Burkhardt Mining to gather samples being used for assay.  The samples are sent to, or dropped off at, a certified assay lab by the person that removed the sample from the property.  The assays are prepared and the data is sent via email with a hard copy follow-up (in most cases) to the independent geologist and/or mining engineer with copies to us.  At no time does the sample leave the professional handling the sampling of the mineralized material.  When we are ready to proceed with assay work we plan on utilizing the services of Jacobs Assay Office in Tucson, Arizona, BSI Spectorate, and IPL Laboratories, to conduct our assay work.  The assay work is what determines what minerals, if any, are contained in the rock samples.

Our Growth Strategy

Our objective is to successfully locate properties with mineral deposits, acquire the necessary rights to explore those properties, and then sell those minerals on the open market.

We intend to grow in two ways.  First, we intend to continue exploring the existing properties where we have mineral rights to hopefully locate mineral reserves that we can excavate and sell on the open market.  Second, we intend to be active in locating and acquiring mineral rights at properties that we explore and that we believe will have a high probability of having mineral reserves.  As noted above, we are currently in the various stages of exploring the locations where we have mineral rights.  Currently, in addition to our existing properties, we are targeting the Southwestern United States in our search for additional mineral rights that we may be interested in purchasing.

New Product Development

As a company in the mining industry we are not involved in any new product development.

Competition

We are a mineral resource exploration company.  We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us.  Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties.  In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration. This competition could adversely impact our ability to finance further exploration and to achieve the financing necessary for us to explore our mineral properties.

ITEM 1 – BUSINESS - continued

Sources and Availability of Raw Materials

As a company in the mining industry we do not utilize raw materials in our business.

Dependence on Major Customers

We have not mined any minerals from our properties and, therefore, do not depend on any major customers.

 Patents, Trademarks and Licenses

We do not have any trademarks, patents, or other intellectual property.

Need for Government Approval

As an exploration stage company in the mining industry, we must obtain government approval for the following.  We are granted right to mine by the Mining Act of 1872, which allow us to go on land and explore, develop and extract minerals from the land.  This is done through a permitting process.  On federal land, we have permits from the Department of the Interior, Bureau of Land Management.  We will have to obtain additional permits to drill and extract any minerals from the land.  On the state side we are governed by the Arizona State Mining Department, which also a permitting process for state-owned land.  The permitting processes at both the federal and state level can take years to complete.

Having a currently permitted mill site, we are approved to extract any mineralized material from the Cerro Colorado properties.  Before doing this we must obtain a Notice of Intent (NOI) to extract these mineralized materials.

In addition we need to complete environment and archeological studies on all properties where we disturb the surface of the land.  We must also meet all ADEQ laws and regulations.  UMI passed the most recent ADEQ inspection in November 2009 with no reported deficiencies.

Normally, mining companies must obtain government-approved water well in order to begin any mining operations.  However, our water well is “grandfathered” in, which will allow us to begin operating our mill site.  Electrical supply is currently active at the mill site.  We plan on upgrading the electrical supply as needed once adequate funding is secured.

Effect of Government Regulation on Business

As a company in the mining industry government regulations, primarily environmental regulations, affect our business and the processes and methodologies we utilize in all facets of our business, beginning with government permitting prior to any activities taking place at the mines, all they way through extraction of any minerals found at the mines.

As such,, we will operate strictly in accordance with Mine Safety and Health Administration (MSHA), Occupational Safety and Health Administration (OSHA), Arizona State Mine Inspector and Arizona Department of Environmental Quality (ADEQ) regulations.   Compliance with these government regulations is expected to cost us approximately $75,000 per year.  Once we are in the test productions phase, we anticipate our bonds will increase to over $250,000 to $300,000 per year.  Currently, we are undertaking the following to help keep us in compliance with various government regulations.

We will install heavier gauge geomembranes in the heap leach pad and ponds than required by ADEQ together with a compacted clay liner underneath the geomembranes in order to further decrease the potential for cyanide solution leakage into the ground.

ITEM 1 – BUSINESS - continued

Effect of Government Regulation on Business - continued

We will erect chain link fence topped with barbed wire to surround the heap leach pad, the pregnant solution pond and the overflow pond.  Each of these fences will be lined at the bottom with 2 inch mesh chicken wire from ground level to two feet high to keep out small animals and snakes.  To avoid birds landing in the two ponds, the ponds will be protected by one inch netting that is stretched from the top of the fences and supported by cables.

All employees will be required to take mine safety training and cyanide safe handling training.  Employees will be equipped with safety equipment including hard hats, gloves, ear plugs, respirators and protective clothing suitable for their particular jobs.  Emergency showers and emergency eye washes will be provided.

The heap leach pad and ponds, and all the buildings, will be lighted with bright lights on 25 foot poles for safety and security.  We will provide several gasoline and diesel engine generators to keep the processing going 24 hours a day in case of power failure.

Mill Site Buildings

Existing buildings include the precipitation house, spare parts and hardware storage building and a laboratory.  There are four small mobile homes used for on-site housing.  During the expansion of mining activities, the heap leach pad and ponds will be constructed, as will a shower/locker room/restroom building and a 120' by 40' maintenance and storage building.  The precipitation house will be upgraded with higher capacity processing equipment.

Heap Leach Pad and Ponds

The heap leach facility is a hydrometallurgical silver leaching operation that will process mineralized material from active and inactive mines throughout the Cerro Colorado Mining District as well as open pit mined mineralized material.  The heap leach facility will consist of a lined heap leach pad (initially one acre in size); a double-lined, pregnant (metal-bearing) solution pond (25 feet by 25 feet); a non-storm water, single-lined overflow pond (60 feet by 145 feet); process pipelines, pumps and holding tanks; and storm water berms and diversion trenches.

Mineralized Material Crushing, Screening and Agglomeration

Mineralized material will be deposited on the lined heap leach pad.  The pad has been designed to accommodate 55,000 tons of mineralized material for processing.  Mineralized material will be crushed and conveyed to a vibrator screen.  Mineralized material that is +1/2" to 3/4" will be transferred directly to the mineralized material heap via conveyor belt.  Mineralized material that is less than 1/2" will move to a cement agglomeration unit and, after agglomeration, be transported via conveyor belt to the mineralized material heap.  The mineralized material will be stacked on the leach pad in 5 foot lifts to a height of 55 feet.

The maximum height of the mineralized material  heap will be 55 feet; however, after it is at that height, tests will be conducted, and an engineering opinion obtained, in the interest of adding another 10,000 to 20,000 tons to the original pad.  If compression test and slope stability check out, the angle of repose may be amended to accommodate the additional mineralized material.  This is a cost saving measure and offers the added benefit of leaching small amounts of gold and silver that will result from the additional leaching time for the earlier lifts.

While the one acre heap leach pad is being constructed, we will begin preparing an application for the ADEQ to permit expansion of the pad to 4.9 acres.  When the additional 3.9 acre pad is available, it will be loaded and heap leached as two sections.  Each section will take one month to load and will be leached for two months.  Lifts for each section will be 10 feet high and cover nearly twice the area of the one acre pad resulting in approximately 3.75 times as much production as the original one acre pad.   The larger pad will permit the height to be increased to at least 100 feet, perhaps as high as 150 feet depending on test results.

ITEM 1 – BUSINESS - continued

Effect of Government Regulation on Business - continued

Heap Leach Process

Each lift of mineralized material on the one acre pad will be leached for approximately 21 days with a dilute solution of sodium cyanide.  The solution will be dripped onto the mineralized material from a grid of PVC pipes.  The resulting pregnant solution will be collected by another grid of perforated piping which overlies the geomembrane pad liner.  The piping network will transport the pregnant solution from the leach pad to the pregnant solution pond.

Extraction Process and Cyanide Recirculation

The pregnant solution from the pond is pumped to the precipitation house where a Merrill-Crowe zinc extraction plant will be used to extract the silver.  Barren solution from the extraction plant will flow by gravity to a 500 gallon tank where it is pumped to a 1,000 gallon makeup tank for the addition of cyanide.  The solution is then re-circulated to the heap leach pad.  The solution will be continuously monitored and concentration and pH carefully adjusted for maximum leaching action.

Research and Development

As an exploration stage company in the mining industry we are not involved in any research and development.

Effects of Compliance with Environmental Laws

As a company in the mining industry we are subject to numerous environmental laws and regulations.  We strive to comply with all applicable environmental, health and safety laws and regulations are currently taking the steps indicated above.  We believe that our operations are in compliance with all applicable laws and regulations on environmental matters.  These laws and regulations, on federal, state and local levels, are evolving and frequently modified and we cannot predict accurately the effect, if any, they will have on its business in the future.  In many instances, the regulations have not been finalized, or are frequently being modified. Even where regulations have been adopted, they are subject to varying and contradicting interpretations and implementation. In some cases, compliance can only be achieved by capital expenditure and we cannot accurately predict what capital expenditures, if any, may be required.

Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with any violations. As a handler and generator of hazardous materials, we are subject to financial exposure with regard to intentional or unintentional violations.  Any present or future noncompliance with environmental laws or future discovery of contamination could have a material adverse effect on our results of operations or financial condition.

Employees

As of December 31, 2009, we, with our subsidiaries, employ a total of 4 full-time employees, all at the executive level.

We are not aware of any problems in our relationships with our employees and pride ourselves that a majority of our employees have worked with us (including our subsidiaries) for several years.  Our employees are not represented by a collective bargaining organization and we have never experienced any work stoppage.

ITEM 1A. – RISK FACTORS.

As a smaller reporting company we are not required to provide a statement of risk factors. However, we believe this information may be valuable to our shareholders for this filing. We reserve the right to not provide risk factors in our future filings. Our primary risk factors and other considerations include:

We have a limited operating history and limited historical financial information upon which you may evaluate our performance.

We only have a limited history and we are subject to all risks inherent in a developing business enterprise.  Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with a new business in general and those specific to the mineral exploration and extraction businesses and the competitive and regulatory environment in which we operate. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages of exploration.  We may not successfully address these risks and uncertainties or successfully implement our operating and acquisition strategies.  If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our common stock to the point investors may lose their entire investment.  Even if we accomplish these objectives, we may not generate positive cash flows or profits we anticipate in the future.

The only known mineralized materials we have at any of the properties where we have mineral rights is at the Cerro Colorado property.

According to the pre-feasibility report entitled, Geological Studies of the Cerro Colorado, by Nicholas Barr, Geologist, the Cerro Colorado property has mineralized material in side cast mine dumps, ready to process.    No proved reserves have been discovered at any of the exploration properties where we have mineral rights.  Although we have geological reports that indicate possible mineralized material on a couple of the properties, the probability of any of the exploration properties ever having reserves that are commercially viable is remote.  The failure to locate proved reserves at the exploration properties we own would render those properties valueless.  If those mineral rights are found to be valueless, or if we run out of funds prior to discovering proved reserves at these locations, then we may have to cease operations, which would impair the value of our common stock to the point investors may lose their entire investment.

Our strategy of exploring the existing exploration properties and acquiring additional mineral rights may not produce positive financial results for us.

Our strategy of exploring the existing exploration properties and acquiring additional mineral rights is subject to a variety of risks, including the:

•	Inability to locate valuable minerals at the properties;
•	Failure or unanticipated delays in exploring the exploration properties where we have mineral rights;
•	Property ownership rights on the property where the mineral rights are located;
•	Inability to negotiate favorable mineral rights agreements on satisfactory terms and conditions;
•	Increases in the prices of mining equipment due to increased competition for acquisition opportunities or other factors; and
•	Inability to sell any mined minerals

ITEM 1A. – RISK FACTORS. - continued

If we are not able to successfully address these risks, it would materially harm our business to the point of having to cease operations and impair the value of our common stock to the point investors may lose their entire investment.

If we do not obtain new financings in an amount sufficient to pursue mineral exploration activities at the exploration properties, and to pursue exploration and mineral rights at other mineral properties, our exploration operations will be reduced.

To date we have relied on recent private placement financings in order to fund exploration of the properties.  We will continue to require additional financing to complete our plan of operations for exploration work at the properties and to pursue additional exploration at other mineral properties.  While our financing requirements may be reduced if we successfully extract valuable minerals, any impairment in our ability to raise additional funds through financings would reduce the available funds for the exploration of the properties, including additional exploration activities, with the result that our plan of operations may be adversely affected and potential recoveries reduced or delayed.  We believe we currently have working capital to remain in business for three months under our current business plan.

We have never had any revenues since our inception and there is no assurance that we will be able to achieve the financing necessary to enable us to precede with our exploration activities.

We have never had any revenues since our inception.  We will apply any proceeds from gold or other mineral sales generated from our exploration activities at the properties to help cover our exploration expenditures, but we anticipate that our projected expenditures will far exceed any proceeds from those sales over the next twelve months, which will require that we obtain substantial financing in order for us to pursue our current plan of operations.  If we do not achieve the necessary financing, then we will not be able to proceed with our planned exploration activities, including our planned exploration activities, and our financial condition, business prospects and results of operations will be materially adversely affected to the point of having to cease operations, which would likely cause our investors to lose their entire investment.

We have not established that there are any commercially viable mineral deposits on any of the properties and we have not established commercially viable operations on the properties, and, therefore, there is no assurance that we will recover any gold or other minerals from the properties, or if we do that any amounts we recover from exploration activities will be sufficient to continue our operations.

Our activities at the properties are currently in the exploration stage. We have permitted Plans of Operations for our three state permit properties, which include mapping, surveying, rock-chip sampling, road improvement, assay tests, and other exploration activities at the properties as part of our exploration program, but we have not yet established a commercially viable operation on the properties.  There is no requirement that we have any activities at the 89 unpatented mining claims, as these claims are renewable annually at $140 per claim.  We are currently paid through August 31st 2010 on these claims.  There is no assurance that we will recover any gold, silver, copper or other minerals on any of our properties, and no assurance that if we do, that we will recover quantities that will enable us to continue our operations.  If we are not able to continue our operations our investors would likely lose their entire investments.

If we are unable to achieve projected mineral recoveries from our exploration activities at the properties, then our financial condition will be adversely affected and we will have less cash with which to pursue our operations.

We plan to undertake exploration activities as part of our plan for the properties.  Our objective is to recover minerals from exploration activities to help offset the cost of those exploration activities.  As we have not established any reserves on these properties, there is no assurance that actual recoveries of minerals from material excavated during the exploration activities will equal or exceed our exploration costs.  If our mineral recoveries are less than projected, then our mineral sales will be less than anticipated and may not equal or exceed the cost of exploration and recovery in which case our operating results and financial condition will be adversely affected.

ITEM 1A. – RISK FACTORS. - continued

If the cost of recovering mineralized material at the properties is higher than anticipated, then our financial condition and ability to pursue additional exploration will be adversely affected.

We have proceeded with geological surveys and sampling.  If the actual costs are greater than anticipated, then cash used in the exploration activities at the properties will be greater than anticipated.  An increase in the funds used in sampling and surveying activities will cause us to have fewer funds for other expenses, such as administrative and overhead expenses and exploration of our other mineral properties.  In this event, our financial condition will be adversely affected and will have fewer funds with which to pursue our exploration programs.

The mineral exploration industry is highly speculative and subject to many outside risks and influences.

Gold, silver and strategic metals exploration is highly speculative in nature, involving many risks which even a combination of scientific knowledge and experience frequently cannot overcome, often resulting in unproductive efforts.  Further, the market price of gold, silver and other minerals is quite volatile and beyond our control.  If the price of any of these precious metals drops dramatically, our exploration efforts, which have been limited and have not, to date, been profitable, could be further reduced or continue to be rendered uneconomical.  The degree of speculation is further magnified when a company is in the exploration stages and is operating at a loss, as has been the case with us.  Despite the business experience of our officers, directors and principal shareholders, there can be no assurance that the mining properties acquired by us will be productive and/or profitable, or that such production and/or profitability will be sufficient to permit us to be successful in the future or to expand or continue to operate. As such, any investment in our company is extremely risky and, where, as here, the mining exploration is poorly financed, the risks become even higher and the most common result would be a loss of the investor’s entire investment.

Exploration activities are inherently hazardous.

Mineral exploration activities involve many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome.  Operations that we undertake will be subject to all the hazards and risks normally incidental to the exploration for minerals, any of which could result in work stoppages, damage to property and possible environmental damage.  The nature of these risks are such that liabilities might result in us being forced to incur significant costs that could have a material adverse effect on our financial condition and business prospects.

If we experience exploration accidents or other adverse events at the properties then our financial condition and profitability could be adversely affected.

Our exploration activities are subject to adverse operating conditions.  Exploration accidents or other adverse incidents, such as cave-ins or flooding, could affect our ability to continue mining activities.  The occurrence of any of these events could cause a substantial delay in the exploration of minerals or could reduce the amount of gold, silver, copper or other minerals that we may be able to recover, with the result that our ability to achieve recoveries from sales of the minerals and to sustain operations would be adversely impacted.  Adverse operating conditions may also cause our operating costs to increase.  Exploration accidents or other adverse events could also result in an adverse environmental impact to the land on which our operations are located with the result that we may become subject to the liabilities for environmental clean up and remediation.

ITEM 1A. – RISK FACTORS. - continued

As we have never reported revenues since our inception, there is no assurance that we will be able to continue as a going concern.

Our financial statements included with this Annual Report for the years ended December 31, 2009 and 2008, have been prepared assuming that we will continue as a going concern.  Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the years ended December 31, 2009 and 2008.  If we are not able to achieve revenues, then we likely will be forced to cease operations and investors will likely lose their entire investment.

Our current liabilities exceed our current assets and we are reliant on loans from certain of our officers and directors to pay our obligations as they become due, if those officers and directors cease loaning us money we would have problems paying our liabilities as they become due.

As of December 31, 2009, we had working capital of over $28,000.  We also rely on loans from certain officers and directors and the sale of our common stock in private sales to pay our obligations as they become due.  If those officers and directors do not continue to loan us money in the future, or if we are unable to continue to sell our common stock, then we will have problems paying our obligations as they become due.  Obviously if we are unable to pay our obligations as they become due we could be forced to cease operations and investors would likely lose their entire investment.

We face intense competition in the mineral exploration industry and must compete with our competitors for financing and for qualified managerial and technical employees.

The mineral exploration industry is intensely competitive in all of its phases.  Competition includes large established exploration companies with substantial capabilities and with greater financial and technical resources than we have.  As a result of this competition, we may be unable to acquire additional attractive properties or financing on terms we consider acceptable.  We also compete with other exploration companies in the recruitment and retention of qualified managerial and technical employees.  If we are unable to successfully compete for financing or for qualified employees, our exploration programs may be slowed down, suspended, or cease altogether.  If we were to cease operations our investors would lose their entire investment.

There may be challenges to the titles to our property.

Titles to mining properties in the western United States involves certain inherent risks due to the impossibility of determining the validity of unpatented claims from real estate records, as well as the potential for problems arising from the frequently ambiguous conveyance history characteristic of many mining properties.  Although we believe we have conducted reasonable investigations (in accordance with standard mining industry practice) of the validity of ownership of and the ability of certain holders of certain mining claims to transfer to certain rights and other interests therein to us, there can be no assurance that we hold good and marketable title to all of our U.S. properties.  There may be challenges to the title to our properties.  If there are title defects with respect to any of the properties, we might be required to compensate other persons or perhaps reduce or change our interest in the affected property.  Also, in any such case, the investigation and resolution of title issues would divert management's time from ongoing exploration programs.  Any significant successful challenges to our mineral rights would cause us to cease operations and for our investors to lose their entire investment.  We have conducted limited reviews of title and obtained representations regarding ownership from holders of mineral rights.  Our practice will be, if possible, to obtain title insurance with respect to its major mineral properties when a decision is made to proceed with large scale mining. This insurance however may not be sufficient to cover loss of investment or guarantee of future profits.

ITEM 1A. – RISK FACTORS. - continued

Certain shares of our common stock are restricted from immediate resale.  The lapse of those restrictions, coupled with the sale of the related shares in the market, or the market’s expectation of such sales, could result in an immediate and substantial decline in the market price of our common stock.

Most of our shares of common stock are restricted from immediate resale in the public market.  The restricted shares are restricted in accordance with Rule 144, which states that if unregistered, restricted securities are to be sold, a minimum of six months must elapse between the later of the date of acquisition of the securities from the issuer or from an affiliate of the issuer, and any resale of those securities in reliance on Rule 144.  The Rule 144 restrictive legend remains on the stock until the holder of the stock holds the stock for longer than six months (unless an affiliate) and meets the other requirements of Rule 144 to have the restriction removed.  The sale or resale of those shares in the public market, or the market’s expectation of such sales, may result in an immediate and substantial decline in the market price of our shares.  Such a decline will adversely affect our investors, and make it more difficult for us to raise additional funds through equity offerings in the future.

Our management has discretion as to how to use any proceeds from the sale of securities.

We reserve the right to use any funds obtained from any sale of our securities in any manner which our management deems to be in the best interests of the company and our shareholders in order to address changed circumstances or opportunities.  As a result of the foregoing, our success will be substantially dependent upon the discretion and judgment of management with respect to application and allocation of the net proceeds from any offering of our securities.  Investors for the common stock offered will be entrusting their funds to our management, upon whose judgment and discretion the investors must depend.

Our management controls a large block of our common stock.

As of December 31, 2009, our officers and directors owned approximately 75.08% of our outstanding common stock, and are able to elect all of the directors and continue to control United Mines, Inc.  Non-affiliate shareholders own a minority percentage of our common stock and will have minority voting rights.  Investors will not have the ability to control either a vote of our shareholders or Board of Directors.

Some of our officers and directors have other business ventures.

As disclosed in their biographies contained herein, some of our officers and directors work with other companies in addition to their work for us, including some in the mining industry.  Although none of our officers and directors are currently working for any other companies in the mining industry, they are not prohibited from doing so.  If one or more of our officers or directors began working for another mining company it could take away from the time they currently spend working on our business affairs and could create a potential conflict of interest.

Holders of our common stock have a risk of potential dilution if we issue additional shares of common stock in the future.

Although our Board of Directors intends to utilize its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any future issuance of our common stock, the future issuance of additional shares of our common stock would cause immediate, and potentially substantial, dilution to the net tangible book value of those shares of common stock that are issued and outstanding immediately prior to such transaction.  Any future decrease in the net tangible book value of our issued and outstanding shares could have a material effect on the market value of the shares.

ITEM 1A. – RISK FACTORS. - continued

Shares of our common stock have limited transferability and liquidity.

To satisfy the requirements of certain exemptions from registration under the Securities Act, and to conform with applicable state securities laws, each investor must acquire his Shares for investment purposes only and not with a view towards distribution.  Consequently, certain conditions of the Securities Act may need to be satisfied prior to any sale, transfer, or other disposition of the shares.  Some of these conditions may include a minimum holding period, availability of certain reports, including financial statements from United Mines, Inc., limitations on the percentage of shares sold and the manner in which they are sold.  United Mines, Inc. can prohibit any sale, transfer or disposition unless it receives an opinion of counsel provided at the holder’s expense, in a form satisfactory to United Mines, Inc., stating that the proposed sale, transfer or other disposition will not result in a violation of applicable federal or state securities laws and regulations.  The public market for our shares of common stock has been extremely limited since we became public on July 14, 2009.  Consequently, owners of our shares may have to hold their investment indefinitely and may not be able to liquidate their investments in United Mines, Inc. or pledge them as collateral for a loan in the event of an emergency.

Sales of shares of our common stock by broker – dealers may not be permitted.

Although our common stock is quoted on the over the counter bulletin board, there can be no assurances that a trading market for the stock will develop.  As a result, our common stock is covered by a Securities and Exchange Commission rule that opposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors.  For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale.  Consequently, the rule may affect the ability of broker-dealers to sell our securities and may also affect the ability of shareholders to sell their shares in any secondary market.

Currently, there is no market for our securities.

Although our common stock is quoted on the over the counter bulletin board, there is presently no market for our securities and there can be no assurance that any such market will develop. In the event a public trading market does develop, there is no assurance it will continue. Therefore, any investment in our common stock may be highly illiquid and without a market value.

We do not have insurance and, therefore, liability we incur could have substantial impact on our ability to continue as a going concern.

We have limited capital and, therefore, we do not currently have a policy of insurance against liabilities arising out of the negligence of our officers and directors and/or arising from deficiencies in any of our business operations. Even assuming we obtained insurance, there is no assurance that such insurance coverage would be adequate to satisfy any potential claims made against us, our officers and directors, or our business operations or assets.  Any such liability which might arise could be substantial and would likely exceed our total assets. However, our Articles of Incorporation and Bylaws provide for indemnification of officers and directors to the fullest extent permitted under Arizona law.  Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officer and controlling persons, it is the opinion of the Securities and Exchange Commission that such indemnification is against public policy, as expressed in the Act, and is therefore, unenforceable.

We are subject to all governmental rules, laws and regulations relating to the mining industry in the U.S.

We are subject to all governmental rules, laws and regulations relating to the mining industry in the U.S., and we fully intend to comply therewith.  However, there is no assurance the governmental agencies having jurisdiction over us, our operations and properties, will not enact laws, rules and/or regulations in the future which may have an adverse impact on us and our operations.

ITEM 1B – UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we have not received written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 within the last 180 days before the end of our last fiscal year.

ITEM 2 – PROPERTIES

Our executive offices are located in Tucson, Arizona, at 11924 N. Centaurus Place, Oro Valley, AZ  85737, Tel: 520-742-3111.  We rent our executive offices from GEM Management Group, LLC, an entity controlled by Nicole M. Breen, our Secretary and Treasurer and one of our directors.  Our offices are approximately 1,000 square feet.  We have completed a three year lease, which expired in May 2009 and continues on month-to-month basis and our rent is $1,500 per month, which includes all utilities.

As noted above, we own mineral rights on various mining properties, the size and locations of which are listed in detail above.

ITEM 3 – LEGAL PROCEEDINGS

We are not a party to or otherwise involved in any legal proceedings.

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions.  The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.  However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 4 – (REMOVED AND RESERVED)

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “UNMN.”  Our common stock began listing on the OTC Bulletin Board on November 10, 2009.  Our common stock is only expected to trade on a limited or sporadic basis and should not be deemed to constitute an established public trading market.  There is no assurance that there will be liquidity in the common stock.

The following table sets forth the high and low bid information for each quarter within the two most recent fiscal years, as provided by the Nasdaq Stock Markets, Inc.  The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Bid Prices
Fiscal Year Ended December 31,	Period	High	Low

2008	First Quarter	N/A	N/A
	Second Quarter	N/A	N/A
	Third Quarter	N/A	N/A
	Fourth Quarter	N/A	N/A

2009	First Quarter	N/A	N/A
	Second Quarter	N/A	N/A
	Third Quarter	N/A	N/A
	Fourth Quarter	$5.00	$0.25

2010	First Quarter (through March 25, 2010)	$5.00	$1.75

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock.  The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

Holders

As of December 31, 2009, there were 10,987,597 shares of our common stock issued and outstanding and held by 190 holders of record.  We believe many of the shares of our common stock are held in “street name” and, therefore, we believe the actual number of shareholders is slightly higher.

Dividend Policy

As of December 31, 2009, we had not paid any dividends.  However, on January 26, 2010, we announced our initial stock dividend program, set at a 6% annual rate for 2010, payable 1.5% per quarter. Shareholders who own our common stock at the end of each our fiscal quarters for 2010, March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010 will be entitled to a stock dividend of 1.5% of our common stock they own on the applicable record dates.  The payment dates for each quarterly dividend will be shortly after the end of each quarter, with the first one scheduled for April 5, 2010.

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

Dividend Policy- continued

Any future dividends, stock or cash, will be at the discretion of our Board of Directors and will depend upon such factors as earnings levels, capital requirements, our financial condition and other factors deemed relevant by the Board of Directors.  Our 2010 stock dividend program should not be taken as an indication we will have stock or cash dividends in any future quarters or years.

Securities Authorized for Issuance Under Equity Compensation Plans

There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock, and we do not have any equity compensation plans.

As a result, we did not have any options, warrants or rights outstanding as of December, 2009.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	- 0 -	- 0 -	- 0 -
Equity compensation plans not approved by security holders	- 0 -	- 0 -	- 0 -
Total	- 0 -	- 0 -	- 0 -

Recent Issuance of Unregistered Securities

On February 15, 2010, we issued an aggregate of 16,000 shares of our common stock to four (4) individuals as compensation for services, including three (3) individuals on our Advisory Board of Directors, Mr. Alan W. C. Ma (5,000 shares), Mr. John D'Andrea (5,000 shares), and Nicholas Barr (5,000 shares).  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated investors, familiar with our operations.

On December 21, 2009, we issued an aggregate of 220,000 share of our common stock to six (6) of our officers and directors as compensation for services rendered during the past year as follows:

Glenn E. Martin	170,000 shares
Glynn A. Burkhardt	10,000 shares
Robert A. Leitzman	10,000 shares
Robert A. Metz	10,000 shares
Roger McCaslin	10,000 shares
Nicole M. Breen	10,000 shares

The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated investors, familiar with our operations.

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

Recent Issuance of Unregistered Securities- continued

Effective on September 25, 2009, we entered into a Securities Purchase Agreement with a single non-affiliate investor to purchase (i) 60,000 shares of our commons stock, and (ii) warrants to buy another 100,000 shares of our common stock at $2.50 per share, in exchange for aggregate consideration of $150,000.  The purchase will take place in three different closings on the 10th of each of October, November, and December 2009.  The warrants will vest on the first closing.  The first payment was made in early October.  The full $150,000 was received by December 10, 2009.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was accredited.

If our stock is listed on an exchange we will be subject to the Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Disclaimer Regarding Forward Looking Statements

You should read the following discussion in conjunction with our financial statements and the related notes and other financial information included in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-K, particularly in the Section titled Risk Factors.

Although the forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which requires us to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. We believe that of our significant accounting policies (more fully described in Notes to the Financial Statements), the following are particularly important to the portrayal of our results of operations and financial position and may require the application of a higher level of judgment by our management, and as a result are subject to an inherent degree of uncertainty.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

Basis of Presentation

We have produced minimal revenue from our principal business and are an exploration stage company as defined by ASC Topic 26 “Accounting and Reporting by Exploration State Enterprises”.

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

Exploration Stage Enterprise

Our financial statements are prepared pursuant to the provisions of ASC Topic 26 “Accounting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mining interests that will eventually provide sufficient net profits to sustain our existence. Until such interests are engaged in major commercial production, we will continue to prepare our financial statements and related disclosures in accordance with entities in the development stage. Mining companies subject to ASC Topic 26 are required to label their financial statements as an “Exploratory Stage Company,” pursuant to guidance provided by SEC Guide 7 for Mining Companies.

Revenue Recognition

As we are continuing exploration of our mineral properties, no significant revenues have been earned to date. We recognize revenues at the time of delivery of the product.  Revenue includes sales value received for our principle product, silver, and associated by-product revenues from the sale of by-product metals consisting primarily of silver and gold. Revenue is recognized when title to silver and/or gold passes to the buyer and when collectability is reasonably assured. The passing of title to the customer is based on terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets for example, the London Bullion Market, an active and freely traded commodity market, for both gold and silver, in an identical form to the product sold.

Pursuant to guidance in Topic 605, "Revenue Recognition for Financial Statements", revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collectability is probable. The passing of title to the customer is based on the terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets, for example the London Bullion Market for both gold and silver, in an identical form to the product sold.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2009, cash and cash equivalents include cash on hand and cash in the bank.

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

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

Property and Equipment - continued

The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follow:

Asset Category	Depreciation/ Amortization Period
Furniture and Fixture	3 Years
Office equipment	3 Years
Leasehold improvements	5 Years

Our corporate office is located in Phoenix, Arizona and the office is provided free of charge by our Treasurer.

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

Property Evaluations

Our management will periodically review the net carrying value of our properties on a property-by-property basis. These reviews will consider the net realizable value of each property to determine whether a permanent impairment in value has occurred and the need for any asset write-down. An impairment loss will be recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. Measurement of an impairment loss will be based on the estimated fair value of the asset if the asset is expected to be held and used.

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

Reclamation and Remediation Costs (Asset Retirement Obligations)

We had no operating properties at December 31, 2009, but our mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies. For these non-operating properties, we accrue costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

It is reasonably possible that due to uncertainties associated with defining the nature and extent of environmental contamination, application of laws and regulations by regulatory authorities, and changes in remediation technology, the ultimate cost of remediation and reclamation could change in the future. We continually review our accrued liabilities for such remediation and reclamation costs as evidence becomes available indicating that its remediation and reclamation liability has changed.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

Reclamation and Remediation Costs (Asset Retirement Obligations) - continued

We recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the associated long-lived assets and depreciated over the lives of the assets on a units-of-production basis. Reclamation costs are accreted over the life of the related assets and are adjusted for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate on the underlying obligation.

Mineral property rights

All direct costs related to the acquisition of mineral property rights are capitalized. Exploration costs are charged to operations in the period incurred until such time as it has been determined that a property has economically recoverable reserves, at which time subsequent exploration costs and the costs incurred to develop a property are capitalized. We review the carrying values of our mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of December 31, 2009, management has determined that no impairment loss is required.

At such time as commercial production may commence, depletion of each mining property will be provided on a unit-of-production basis using estimated proven and probable recoverable reserves as the depletion base. In cases where there are no proven or probable reserves, depletion will be provided on the straight-line basis over the expected economic life of the mine.

Asset retirement obligations

We plan to recognize liabilities for statutory, contractual or legal obligations, including those associated with the reclamation of mineral and mining properties and any plant and equipment, when those obligations result from the acquisition, construction, development or normal operation of the assets. Initially, a liability for an asset retirement obligation will be recognized at its fair value in the period in which it is incurred. Upon initial recognition of the liability, the corresponding asset retirement cost will be added to the carrying amount of the related asset and the cost will be amortized as an expense over the economic life of the asset using either the unit-of-production method or the straight-line method, as appropriate. Following the initial recognition of the asset retirement obligation, the carrying amount of the liability will be increased for the passage of time and adjusted for changes to the amount or timing of the underlying cash flows needed to settle the obligation.

We have posted reclamation bonds with the State of Arizona Reclamation Bond Pool for its properties as required by the United States Bureau of Land Management, to secure potential clean-up and land restoration costs if the projects were to be abandoned or closed. We have recorded the cost of these bonds as an asset in the accompanying balance sheets.

Impairment of Long-Lived Assets

In accordance with ASC Topic 365, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

Impairment of Long-Lived Assets - continued

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

We adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments.  At December 31, 2009, we did not record any liabilities for uncertain tax positions.

Concentration of Credit Risk

We maintain our operating cash balances in banks in Oro Valley, Arizona. The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000 until December 31, 2009.

Share-Based Compensation

We apply Topic 718 “Share-Based Payments” (“Topic 718”) to share-based compensation, which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized when the event occurs.  The Black-Scholes option-pricing model is used to estimate the fair value of options granted.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Our diluted net loss per share is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.  At December 31, 2009 the common stock equivalents consisted of no options and 100,000 common stock warrants that expire September 26, 2010.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

The carrying amounts of our financial instruments, including cash, accounts payable and accrued liabilities, income tax payable and related party payable approximate fair value due to their most maturities.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation for comparative purposes.

Summary Overview

We are a company involved in the exploration of natural minerals at several locations, which we own some or all of the minerals rights to explore.  As discussed above, we own two material and two non-material properties.  To date, we have conducted exploratory activities at several of these locations but have not located or excavated any minerals from the properties, other than samples, and have not derived any revenues from our current business operations and have never had any revenues.

Plan of Operation

As of the date of this Annual Report, we have serious concerns as to whether we have, and will have, sufficient cash flow to continue to operate for the next twelve months if we are not successful in obtaining financing.  We will apply any proceeds from gold or other mineral sales generated from our activities at the properties to help cover our exploration expenditures, but we anticipate that our projected expenditures will far exceed any proceeds from those sales over the next twelve months, which will require that we obtain substantial financing in order for us to pursue our current plan of operations.  We are looking for both public and private sources of financing.  There can be no assurance, however, that we can obtain sufficient capital on acceptable terms, if at all.  If we do not achieve the necessary financing, then we will not be able to proceed with our planned exploration activities, which would materially adversely effect our financial condition, business prospects and results of operations.

For our exploration activities at the properties, we will evaluate the results from future drilling programs and the current surface sampling at the properties.  We are determining the optimal method for determining if mineral reserves exist at the locations.  At the same time, we are evaluating other minerals opportunities with a view to diversifying our activities through the acquisition of additional mineral rights and entering into other business ventures our Management believes will provide value to our shareholders.  We are not currently in active negotiations with any third parties regarding additional mineral rights opportunities or expanding into other business ventures.

Change in Employees

We do not have any plans to change our number of employees in the foreseeable future.  We plan to continue to utilize independent contractors for the exploration activities, located possible new mineral rights opportunities, and for some of our general business affairs.

Explanatory Paragraph in Our Independent Registered Public Accounting Firm Report

Our independent accountants have included an explanatory paragraph in their most recent report, stating that our audited financial statements for the years ending December 31, 2009 and 2008, were prepared assuming that we will continue as a going concern.  They note that we have not yet generated significant revenues, that we have an accumulated working capital deficit, and that there are no assurances that we will be able to meet our financial obligations in the future.

Background

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

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

Background - continued

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

Year ended December 31, 2009 compared to year ended December 31, 2008

Introduction

Our business operations for the year ended 2009 versus 2008 are very similar, reflecting our status as a company that owns several mining properties, but is only in the exploration stage engaged in the search for mineral deposits or reserves, and we are not in either the development or production stage.  While we had no revenues for the years ended December 31, 2009, and 2008, we incurred significant operating costs due to our acquisition of certain mining rights and therefore we continue to operate at a substantial loss.

Revenues, Expenses and Loss from Operations

We had no revenue for the years ended December 31, 2009 or December 31, 2008.  Our general and administrative expenses, other expenses, and net loss for the years ended December 31, 2009 and 2008, and the period since our inception (August 20, 1999) through December 31, 2009, respectively, are as follows:

	December 31, 2009	December 31, 2008	Period from August 20, 1999 (inception) through December 31, 2009

Revenue	$-	$-	-
General and Administrative Expenses	734,987	399,209	4,431,230
Sales and Marketing Expenses	27,382	7,988	76,082
Depreciation and Amortization	1,760	1,352	4,551
Exploration Expenses	67,439	-	67,439
Net Loss	$(835,069)	(419,065)	(4,593,320)

As noted above, we did not have any revenues for the years ended December 31, 2009, 2008, or since our inception on August 20, 1999.  For the year ended December 31, 2010, we do not anticipate any revenues from our current 100% owned mining properties.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

Revenues, Expenses and Loss from Operations - continued

Our operating expenses for the year ended December 31, 2009, consisted of general and administrative expenses of $734,987, sales and marketing expenses of $27,382, depreciation and amortization of $1,760, and exploration expenses of $67,439.  Our general and administrative expenses for the year ended December 31, 2009, consisted of: compensation to officers, directors and consultants of $598,000 (paid all in stock, valued at $2.50 per share), mine claim maintenance of $34,650, mining fees of  $5,599, and other miscellaneous expenses such as postage and delivery, telephone, auto and office support staff.  Our operating expenses for the year ended December 31, 2008, consisted of general and administrative expenses of $399,209, sales and marketing expenses of $7,988, and depreciation and amortization of $1,352.  Our general and administrative expenses for the year ended December 31, 2008, consisted of: compensation to officers, directors and consultants of $191,200 (paid all in stock, valued at $0.50 per share), mine claim maintenance of $14,000, mining fees of $21,246, and other miscellaneous expenses such as postage and delivery, telephone, auto and office support staff.

Our operating expenses and corresponding net loss were almost double in 2009 compared to 2008.  This is for several reasons.  First, during 2009 we issued a total 220,000 shares of our common stock to our officers and directors, and 19,200 shares of our common stock to consultants, for compensation.  Because of the price of our common stock on the OTC Bulletin Board, these shares were valued at $2.50 per share, for a total value of $598,000, which is reflected in our general and administrative expenses for 2009. Prior to 2009 our share price was calculated at $.50 per share.  These shares are restricted in accordance with Rule 144 and not immediately tradable.  In 2009, our expenses included exploration expenses of $67,439, which is the first time since our inception we have separated out our exploration expenses.  These expenses related to our three Arizona state exploration permits from the Arizona State Land Department (ASLD).  Specifically, the money was spent for surface mapping, land surveys, drill pad identification, bio-assays mapping, assays and rock chip samplings over the 1920 acres that encompass our 3 state exploration permits.  We must spend a minimum of $12,800 on exploration annually for each of our three state exploration permits, or $38,400 per year on all three permits between our annual permit period of April to April in order to maintain our exploration permits.

Our net loss for the years ended December 31, 2009 and 2008 was ($835,069) and ($419,066), respectively.  For the year ended December 31, 2009, our net loss was the result of our operating expenses plus $3,500 in interest expense.  For the year ended December 31, 2008 our net loss consisted of our operating expenses plus $10,517 in interest expense.  As noted above, the significant increase in our net loss for 2009 is primarily a result of the value placed on the shares of our common stock we issued consultants and our officers and directors, as well as our first exploration expenses.

Liquidity and Capital Resources

Introduction

During the years ended December 31, 2009 and 2008, we did not generate positive operating cash flows. Cash totaled $28,097 and $11,427 at December 31, 2009 and 2008, respectively.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2009 and 2008, respectively, are as follows:

	December 31, 2009	December 31, 2008	Change

Cash	$28,097	$11,427	$16,670
Total Current Assets	28,097	46,977	(18,880)
Total Assets	140,328	160,968	(20,640)
Total Current Liabilities	48,470	94,033	(49,563)
Total Liabilities	$90,461	$94,033	$(3,572)

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

Cash Requirements

We have very little cash available as of December 31, 2009.  It is very unlikely we will generate any measurable revenues from our operations in 2010, even if we begin exploration.  And even if we do it will not be sufficient revenue to fund our operations.  Therefore, we must rely on raising money in private offerings of our common stock during 2010, or on loans from our officers and directors.  If we are not successful in raising funds through private offerings of our common stock, two of our principals, Glenn Martin, our President, and Nicole Breen, our Secretary and Treasurer, have committed to put in up to $25,000 per quarter as necessary to pay for our necessary business expenses for at least the next twelve months.  On October 1, 2008, Mr. Martin and Ms. Breen, agreed to loan us up to $100,000, interest free and unsecured, as needed, during the twelve months ending September 30, 2009, with any amounts loaned due to be paid back one year from the date the money is given to us.  As of December 31, 2008, we had $49,600 in advances from Mr. Martin and Ms. Breen.  Under the loan agreement, through August 15, 2009, Ms. Breen had loaned us $83,970, and Mr. Martin had loaned us $23,065, for a total of $107,035.  After August 15, 2009, we repaid the full amount owing to Mr. Martin, and repaid Ms. Breen $35,500, leaving a balance owed to Ms. Breen of $48,470.  These loans are pursuant to an oral agreement between Mr. Martin, Ms. Breen and the company.  This agreement was ratified by our Board of Directors.  However, we will require additional capital over and above $25,000 per quarter to get our business operating at full strength and while we hope to raise this capital through private offerings of our common stock, but we cannot be assured that such funding will be available.  Ms. Breen and Mr. Martin have both indicated they would be willing to loan us up to an additional $250,000 total on similar terms as the existing loans in the event it becomes necessary thru December 31st. 2010.

Sources and Uses of Cash

Operations

We did not receive any cash from operations for the year ended December 31, 2009.  We used $237,194 in cash for operating activities during this period, compared to $170,237 for the same period one year ago.  Our net cash used in operating activities for the year ended December 31, 2009 consisted of a net loss of $835,069 and accounts payable of $3,756, offset by $598,000 in common stock issued for compensation, $1,870 in accrued liabilities, and $1,760 in depreciation and amortization.  Until we have operations we do not anticipate we will generate any cash from operating activities.  Until that time we believe this figure will be fairly indicative our cash generation and cash used for operations in a year period.

Investments

We did not use any cash for investment activities during the years ended December 31, 2009 or December 31, 2008.

Financing

During the year ended December 31, 2009 we had $253,865 in cash provided by financing activities, compared to $129,575 for the same period one year ago.  Of our $253,865 of cash provided by financing activities for the year ended December 31, 2009, $250,000 was from the issuance of common stock, ($61,505) in repayments of advances from affiliates, and $65,370 from advances from affiliates, primarily from Glenn E. Martin and Nicole Breen as a no interest loans to cover daily operational expenses.  We anticipate that for the foreseeable future we will have to rely on money raised from the sale of our stock and from advances from our principals to pay our operating expenses.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments as of December 31, 2009:

	2010	2011	2012	2013	2014	Total

Debt obligations	$-	$-	$-	$-	-	$0
Capital leases	-	-	-	-	-	0
Operating leases	-	-	-	-	-	0
	$-	$-	$-	$-	-	$0

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks, which include interest rate risk and potentially the prices of commodities.  We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk. The interest payable on our long term debt is based on variable interest rates and therefore affected by changes in market interest rates.  In addition, there may be interest charged on our accounts payable, as well as interest we charge on our accounts receivable, depending on their age.  Typically these interest rates are fixed are not affected by changes in market interest rates.

Commodity Prices. We are exposed to fluctuation in market prices for our raw materials.  To mitigate risk associated with increases in market prices and commodity availability, we negotiate contracts with favorable terms directly with vendors.  We do not enter into forward contracts or other market instruments as a means of achieving our objectives or minimizing our risk exposures on these materials.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

S.E.Clark & Company, P.C.
Registered Firm:  Public Company Accounting Oversight Board

Report of Independent Registered Public Accounting Firm

Board of Directors
and Stockholders
United Mines Inc.
Tucson, Arizona

We have audited the accompanying balance sheet of United Mines Inc. (the “Company”) as of December 31, 2009 and 2008 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and for the period from August 20, 1999 (inception) through December 31, 2009.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of United Mines Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended, and for the period from August 20, 1999 (inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the accumulation of losses and shortage of capital raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ S.E.Clark & Company, P.C.

Tucson, Arizona
March 22, 2010

744 N. Country Club Road, Tucson, AZ 85716  (520) 323-7774, Fax (520) 323-8174, seclarkcpa@aol.com

UNITED MINES, INC.
(A Exploration Stage Company)
BALANCE SHEETS

ASSETS:	December 31,
	2009	2008

CURRENT ASSETS
Cash	$28,097	$11,427
Prepaid expense	-	35,550
Total current assets	28,097	46,977

PROPERTY AND EQUIPMENT, net	732	2,492

OTHER ASSETS
Other assets - mining claims	100,500	100,500
Deposit	11,000	11,000
	111,500	111,500

TOTAL ASSETS	$140,328	$160,968

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Notes payable	$35,000	$35,000
Accounts payable	-	3,756
Accrued expenses and other liabilities	6,991	5,112
Advances from affiliates	48,470	50,165
Total current liabilities	90,461	94,033

Total liabilities	90,461	94,033
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 100,000,000 shares authorized;
10,987,597 and 10,642,897 issued and outstanding as of
December 31, 2009 and 2008, respectively	10,988	10,643
Additional paid-in capital	4,632,199	3,814,544
Accumulated deficit during this exploration stage	(4,593,320)	(3,758,251)
Total stockholders' equity	49,867	66,936

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$140,328	$160,968

The accompanying notes are an integral part of these financial statements.

UNITED MINES, INC.
(A Exploration Stage Company)
STATEMENTS OF OPERATIONS
			For the Period
			from August 20, 1999
	December 31,		(inception) through
	2009	2008	December 31, 2009

REVENUES:
Revenues	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	734,987	399,209	4,431,230
Sales and marketing expenses	27,382	7,988	76,082
Depreciation and amortization	1,760	1,352	4,551
Exploration expenses	67,439	-	67,439
Total operating expenses	831,569	408,549	4,579,303
OPERATING LOSS	831,569	408,549	4,579,303

OTHER (INCOME) EXPENSE
Interest expense	3,500	10,517	14,017
TOTAL OTHER (INCOME) EXPENSE

NET INCOME (LOSS)	$(835,069)	$(419,066)	$(4,593,320)

NET INCOME (LOSS) PER SHARE:

Basic and diluted:	$(0.08)	$(0.04)

Weighted average of number of shares outstanding	10,730,570	10,174,797

The accompanying notes are an integral part of these financial statements.

UNITED MINES, INC.
( A Exploration Stage Company)
STATEMENT OF STOCKHOLDER' EQUITY

				Additional
	Common Stock		Stock	Paid-in	Accumulated
	Shares	Amount	Subscription	Capital	Deficit	Total

AUGUST 20, 1999	-	$-	$-	$-	$-	$-

Common stock issued for services	4,426,000	$4,426	-	2,208,574		2,213,000

Stock issued for 23 mining claims and mining reports	3,600,000	3,600		96,400		100,000

Net loss	-	-	-	-	(2,213,000)	(2,213,000)

DECEMBER 31, 2005	8,026,000	$8,026	$-	$2,304,974	$(2,213,000)	$100,000

Common stock issued for services	417,007	417	-	346,933	-	347,350

Common stock issued for cash	300,000	300	(20,000)	149,700	-	130,000

Net loss	-	-	-	-	(458,492)	(458,492)

DECEMBER 31, 2006	8,743,007	$8,743	$(20,000)	$2,801,607	$(2,671,492)	$118,858

Common stock issued for services	1,079,157	1,079	-	573,969	-	575,049

Common stock issued for cash	177,000	177	-	105,823	-	106,000

Cash received from stock subscription			20,000			20,000

Convertible note payable				8,750		8,750

Net loss	-	-	-	-	(667,694)	(667,694)

DECEMBER 31, 2007	9,999,164	9,999	$-	$3,490,149	$(3,339,186)	$160,962

Common stock issued for services	466,433	466	-	231,522	-	231,988

Common stock issued for cash	177,300	177	-	92,873	-	93,051

Net loss	-	-	-	-	(419,065)	(419,065)

DECEMBER 31, 2008	10,642,897	10,643	$-	$3,814,544	$(3,758,251)	$66,937

Common stock issued for compensation	239,200	239	-	597,761	-	598,000

Common stock issued for cash	100,000	100	-	249,900	-	250,000

Common stock issued for debt	5,500	6		5,495		5,500

Costs of raising capital	-	-		(35,500)		(35,500)

Net loss	-	-	-	-	(835,069)	(835,069)

DECEMBER 31, 2009	10,987,597	10,988	$-	$4,632,199	$(4,593,320)	$49,867

The accompanying notes are an integral part of these financial statements.

UNITED MINES, INC
( A Exploration Stage Company)
STATEMENTS OF CASH FLOWS
			For the Period from
			August 20, 1999
	December 31,		(inception) to
	2009	2008	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(835,069)	$(419,066)	$(4,593,320)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	1,760	1,353	4,550
Amortization of conversion feature	-	8,750	8,750
Common stock issued for compensation	598,000	231,430	3,964,830
Changes in assets and liabilities:
Accounts payable	(3,756)	4,306	-
Accrued liabilities	1,870	2,990	6,990
Net cash used in operating activities	(237,194)	(170,237)	(608,199)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit			(11,000)
Purchase of Intangible Asset	-	-	(5,784)
Net cash used in investing activities	-	-	(16,784)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliates	65,370	49,600	128,610
Repayments of advances from affiliates	(61,505)	(13,075)	(74,580)
Proceeds from the issuance of common stock	250,000	93,050	599,050
Net cash provided by financing activities	253,865	129,575	653,080
			-
INCREASE IN CASH	16,671	(40,662)	28,097
CASH, BEGINNING OF PERIOD	11,427	52,089	-
CASH, END OF PERIOD	$28,097	$11,427	$28,097

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

UNITED MINES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1 - DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the State of Arizona on August 20, 1999 (“Inception date”) as Plae, Inc. to engage in the exploration of gold and silver mining properties.  The Company has a calendar year end for reporting purposes.  The Company is in the process of acquiring mineral properties or claims located in the State of Arizona, USA.  The recoverability of amounts from the properties or claims will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying properties and/or claims, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property and/or claim agreements and to complete the development of the properties and/or claims, and upon future profitable production or proceeds for the sale thereof.  The name was changed on February 18, 2005 to King Mines, Inc. and then subsequently changed to its current name on March 30, 2005. No shares were issued until the Company became United Mines, Inc.  The Company's corporate office is located at 11924 N Centaurus PI, Oro Valley, AZ 85737.

NOTE 2 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has sustained losses from operations and no revenues from operations.  Through December 31, 2009 the Company accumulated a net loss of $4,593.320.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

UNITED MINES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Revenue includes sales value received for our principle product, silver, and associated by-product revenues from the sale of by-product metals consisting primarily of gold and copper. Revenue is recognized when title to silver and gold passes to the buyer and when collectability is reasonably assured. The passing of title to the customer is based on terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets for example, the London Bullion Market, an active and freely traded commodity market, for both gold and silver, in an identical form to the product sold.

Pursuant to guidance in Topic 605, “Revenue Recognition for Financial Statements”, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collectability is probable. The passing of title to the customer is based on the terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets, for example the London Bullion Market for both gold and silver, in an identical form to the product sold.

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

UNITED MINES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Property and Equipment - continued

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

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at December 31, 2009, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

UNITED MINES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Reclamation and Remediation Costs (Asset Retirement Obligations) - continued

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

The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of December 31, 2009, management has determined that no impairment loss is required.

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

UNITED MINES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Income Taxes

Deferred income taxes are provided based on the provisions of ASC Topic 740, “Accounting for Income Taxes”, to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of ASC Topic 740; “Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 (“Topic 740”).  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2009, the Company did not record any liabilities for uncertain tax positions.

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

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.  At December 31, 2009 the common stock equivalents consisted of no options and no common stock warrants.

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

UNITED MINES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

On December 31, 2009, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Condensed Financial Statements.

In June 2009, the FASB issued guidance now codified as ASC Topic 105, “Generally Accepted Accounting Principles” (“ASC 105”), which establishes the FASB Accounting Standards Codification as the source of GAAP to be applied to nongovernmental agencies. ASC 105 explicitly recognizes rules and interpretive releases of the SEC under authority of federal securities laws as authoritative GAAP for SEC registrants. ASC 105 became effective for interim or annual periods ending after September 15, 2009. ASC 105 does not have a material impact on the Company’s Condensed financial statements presented hereby.

In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events” (“ASC 855”). The pronouncement modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date.
The Company adopted the provisions of ASC 855 in the second quarter of 2009, in accordance with the effective date.

In April 2009, the FASB issued guidance now codified as ASC Topic 825, “Financial Instruments” (“ASC 825”). The pronouncement amends previous ASC 825 guidance to require disclosures about the fair value of financial instruments in all interim as well as annual financial statements. This pronouncement was effective for interim periods ending after June 15, 2009 and the Company adopted its provisions in the second quarter of 2009.

On January 1, 2009, the Company adopted updates issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. These changes define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements. This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions. The adoption of these changes, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the Condensed Consolidated Financial Statements. These provisions will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of these changes.

On January 1, 2009, the Company adopted updates issued by the FASB to accounting for intangible assets. These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The adoption of these changes had no impact on the Condensed Financial Statements.

UNITED MINES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

On January 1, 2009, the Company adopted updates issued by the FASB to the calculation of earnings per share. These changes state that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method for all periods presented. The adoption of these changes had no impact on the Condensed Financial Statements.

In April 2008, the FASB issued guidance now codified as ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”). This pronouncement amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previous ASC 350 guidance, thereby improving the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC Topic 805, “Business Combinations” (“ASC 805”). This pronouncement was effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company has not acquired any intangible assets since adopting this pronouncement. As such, there has been no impact to the Company’s financial statements since the January 1, 2009 adoption date.

Updates issued but not yet adopted

In August 2009, the FASB issued updates to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes will become effective for the Company’s Financial Statements for the year ended December 31, 2009. The Company has not determined the impact that this update may have on its Condensed Financial Statements.

UNITED MINES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 4 - PROPERTY AND EQUIPMENT

The Company has fixed assets as of December 31, 2009 and December 31, 2008 as follows:

	December 31,
	2009	2008

Equipment	$5,282	$5,282
Accumulated depreciation	(4,550)	(2,790)

Total	$732	$2,492

NOTE 5 – PURCHASE OF MINING RIGHTS

On October 1, 2005 the Company purchased 23 mining claims and related assets from two then unrelated third parties in exchange for 3,600,000 common shares.  Since the sellers did not obtain majority ownership of the Company in the transaction it was accounted for as a purchase rather than a reverse merger.

According to the ASC Topic 845, “transfers of nonmonetary assets to a company by its promoters or shareholders in exchange for stock prior to the company’s initial public offering normally should be recorded at the transferor’s historic cost basis determined under GAAP.”  Since the sellers were unable to determine and document their historic cost as determined under GAAP, management elected to record the purchase at an investment of $100,000, the estimated scrap value of the equipment.

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

NOTE 6 – SHARE CAPITAL

On August 20, 1999 the Company authorized 1,000,000 and amended is articles of incorporation in 2006 to 100,000,000 shares of common stock, at $.001 par value and 10,987,597are issued and outstanding as of December 31, 2009

During the year ended December 31, 2009, the Company issued 100,000 shares of common stock and warrants to purchase an additional 100,000 shares for $250,000. The warrants are exercisable at $2.50 per share and expire September 26, 2010.  Since the warrants were issued as part of an equity transaction, the warrant value was not bifurcated from the common stock value.  The company also issued 19,200 common stock for compensation to consultants for the fair value of the services rendered and issued 220,000 common stock for compensation to Management and the Board of Directors for the fair value of the services rendered for a total value of $598,000.  The Company issued shares of its common stock as consideration to consultants, management and the Board of Directors for the fair value of the services rendered.  The value of those shares is normally determined based on the value of the stock at the dates on which the agreements entered into for the services.   However the Company did not have a trading value.  The Company valued the issues of stock for services and based on the value of the cash received for stock in other private placements.  The Company valued the non-cash based on the fair value of the goods and services since there was no reliable fair value of the equity instruments issued in accordance with ASC Topic 718.

UNITED MINES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 7 – STOCK BASED COMPENSATION

The Company accounts for stock-based compensation awards in accordance with the provisions of ASC Topic 718, Share-Based Payment, which addresses the accounting for employee stock options.   ASC Topic 718 requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements over the vesting period based on the estimated fair value of the awards.

During the year ended December 31, 2009 the company issued 19,200 common stock for compensation to consultants for the fair value of the services rendered and issued 220,000 common stock for compensation to Management and the Board of Directors for the fair value of the services rendered for a total value of $598,000.  The Company issued shares of its common stock as consideration to consultants, management and the Board of Directors for the fair value of the services rendered.  The value of those shares is normally determined based on the value of the stock at the dates on which the agreements entered into for the services.   However the Company did not have a trading value.  The Company valued the issues of stock for services based on the value of the cash received for stock in other private placements.

During the year ended December 31, 2008 the Company issued 177,300 shares of common stock for $93,051.  The company issued 466,433 to consultants, management and the Board of Directors valued at $231,988.  The Company issued shares of its common stock as consideration to consultants, management and the Board of Directors for the fair value of the services rendered.  The value of those shares is normally determined based on the value of the stock at the dates on which the agreements entered into for the services.   However the Company did not have a trading value.  The Company valued the issues of stock for services based on the value of the cash received for stock in other private placements.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company may enter into various consulting agreements with outside consultants. Certain of these agreements may include additional compensation on the basis of performance.

NOTE 9– NOTES PAYABLE

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

UNITED MINES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 10 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the nine months ended December 31, 2009 and 2008 consist of the following:

	December 31,
	2009	2008
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	$283,923	$128,730
State	74,321	37,446
	358,244	166,176
Benefit from the operating loss carryforward	(358,244)	(166,176)

(Benefit) provision for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2009	2008

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	8.9%	8.9%
Valuation Allowance	(42.9%)	(42.9%)

Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31,
	2009	2008

Net operating loss carryforward	358,244	166,176
Valuation allowance	(358,244)	(166,176)

Deferred income tax asset	$-	$-

The Company has a net operating loss carryforward of approximately $4,593,320 available to offset future taxable income through 2028.

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence, giving greater weight to its recent cumulative losses and its ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences. The Company performed this evaluation as of the year ended December 31, 2008 and the quarters ended March 31, 2009 and June 30, 2009. At that time the Company determined that a valuation allowance was required. At the end of the quarter ended December 31, 2009, changes in previously anticipated expectations and continued operating losses necessitated a valuation allowance against the tax benefits recognized in this quarter and prior quarters since they are no longer “more-likely-than-not” realizable. Under current tax laws, this valuation allowance will not limit the Company’s ability to utilize U.S. federal and state deferred tax assets provided it can generate sufficient future taxable income in the U.S.

UNITED MINES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 10 - INCOME TAXES - continued

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

NOTE 11 – LOSSES PER SHARE

The following table represents the computation of basic and diluted losses per share at December 31, 2009 and 2008:

	December 31,	December 31,
	2009	2008

Losses available for common shareholders	(835,069)	(419,065)

Basic and diluted loss per share	(0.08)	(0.04)

Basic weighted average common shares outstanding	10,730,570	10,174,797

Net loss per share is based upon the weighted average shares of common stock outstanding

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company is managed by its key shareholders who are also officers and directors of the Company.  The balance of notes payable to our key shareholders for cash advanced to the Company for the years ended December 31, 2009 is $48,470 and $50,165 at December 31, 2008.  These advances do not convert to common stock and they are non interest bearing advances.

An entity affiliated with two of the shareholders provides office space and other support on a month to month basis.  The entity has been reimbursed with both stock and cash.

NOTE 13 – SUBSEQUENT EVENTS (through March 15, 2010)

Subsequent to December 31, 2009 key shareholders advanced an additional $14,000 to the company to meet its operating needs.

In January 2010, the Company announced its 2010 annual stock dividend program.  Under the program holders of the Company’s common stock at the end of each fiscal quarter in 2010, March 31st, June 30th, September 30th and December 31st, will receive a stock dividend equal to 1.5% of the Company’s common stock they own on each record date.  The first quarterly 1.5% stock dividend will be payable on April 1, 2010 to all holders of the Company’s common stock on March 31, 2010, with subsequent payment dates occurring within 10 days after the end of each fiscal quarter record date.

*  *  *  *  *  *  *  *  *

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have no disclosure required by this Item.

ITEM 9A - CONTROLS AND PROCEDURES

(a)            Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2009, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2009, our disclosure controls and procedures were effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management did not identify any material weaknesses that would have caused management to conclude that, as of December 31, 2009, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level.  However, although management has determined our disclosure controls and procedures were effective as at December 31, 2009, management has identified the following area that needs improvement:

ITEM 9A - CONTROLS AND PROCEDURES - continued

(b)           Management Report on Internal Control Over Financial Reporting - continued

Management is aware that there is a lack of segregation of duties at the company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases.  Management will periodically reevaluate this situation

Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this Annual Report.

(c)           Remediation of Material Weaknesses

Since our management did not identify any material weaknesses over our disclosure controls and procedures, there are no material weaknesses to remediate.  However, management will continue to monitor this situation.

(d)           Changes in Internal Control over Financial Reporting

This filing contains our first report on internal control over financial reporting and, therefore, there are no changes to report during our most recently completed fiscal quarter.

ITEM 9B – OTHER INFORMATION

           There are no events required to be disclosed by the Item.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person, and the date such person became a director or executive officer. Our executive officers are elected annually by the Board of Directors. The directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Ms. Breen, our Secretary and Treasurer is the daughter of Mr. Martin, our President and Chairman of the Board.  There are no other family relationships among any of the directors and officers.

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Directors and Executive Officers - continued

Name	Age	Position(s)

Glenn E. Martin	55	President (2005)and Chairman of the Board (2007)

Glynn A. Burkhardt	52	Senior Vice President and Director (2006)

Roger McCaslin	55	Director (2009)

Nicole M. Breen	33	Secretary, Treasurer and Director (2005)

Robert Leitzman	66	Chief Financial Officer (2009), Principal Accounting Officer (2009), Vice President and Director (2006)

Robert Metz	75	Vice President and Director (2007)

Glenn E. Martin is currently our President and Chairman of the Board.  He has served in these positions since 2005 and 2007 respectively.  Prior to joining United Mines, Mr. Martin has served in an executive capacity with several different companies.  From 1988 through the fall of 1992, Mr. Martin was Executive Director of World Trade Center, Tucson, a subsidiary of the former Twin Towers in New York City.  In this position he oversaw the day to day operation, including projects, programs, and seminars for the U.S. Dept. of Commerce associate office in the W.T.C., Tucson promoting D.O.C. programs, servicing clients for both the D.O.C. and Small Business administration.  During his tenure with World Trade Center he served as speaker for international trade seminars and the AIESEC (U.S) National Leadership Seminars.  From 1992 to 2000, Mr. Martin was part of the team that joined together to form a large network marketing company in the Telecom Prepaid Phone Card arena.  Mr. Martin then went on to  form GEM International Inc., which, while under his direction as Chairman and CEO, secured the worldwide rights to Marilyn Monroe phone cards and sold over $1.5 million in prepaid phone card products in an emerging US market between 1994-96.

Glynn A. Burkhardt is currently our Senior Vice President and a Director.  He has held these positions since 2006.  Mr. Burkhardt is the son of Glynn G. Burkhardt, our Emeritus Chairman of the Board.  From March, 2000 to present, Mr. Burkhardt has been the owner/operator of Burkhardt Mining where he specializes in the evaluation and acquisition of mining properties.  Burkhardt Mining is merely a dba of Glynn A. Burkhardt.  Burkhardt Mining does all of its work for our company and does not work with any other companies.  Mr. Burkhardt spends approximately 90% of his time working on our business affairs.

Roger McCaslin is currently one of our Directors.  He has held this position since August 2009.  Mr. McCaslin is currently employed at the Tanque Verde Guest Ranch in Tucson, Arizona, where he has worked since 2002, overseeing guests, employees and livestock.  Mr. McCaslin was Facility Manager at Cobre Valley Mineral Recovery under Glynn A. Burkhardt from 1997 to 2004, as facility manager his duties included security, equipment maintenance, building maintenance, employee management including hiring, construction management, plumbing installation and heavy equipment and truck operator.  Other duties included surface and sub-surface sampling by hand through the use of rock drills both hand held and mounted.  Mr. McCaslin is familiar with laboratory crushing and grinding equipment as well as spectrographic analysis equipment. Mr. McCaslin has operated crushing units, end dumps as well as worked with the pit crew driller and as an explosives specialist assistant for open pit mining.  In addition, Mr. McCaslin has extensive experience with gasoline, diesel and propane distribution and the installation of holding tanks.

Nicole M. Breen is currently our Secretary and Treasurer, and a Director.  She has held these positions since 2005.  From June 2000 to present she has served as the Chief Executive Officer of GEM Management Group, LLC, a company specializing in acquiring mineral rights and mining properties.   All Ms. Breen’s current work in the mining industry is done on our behalf and she spends approximately 80% of her time working on our business affairs.  In this position she oversees the day-to-day treasury operations of the company.  Ms. Breen received her Bachelor of Science in Physical Education in Education, with a minor in Elementary Education, from the University of Arizona.

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Directors and Executive Officers - continued

Robert Leitzman has been one of our Vice Presidents and Directors since 2006, and in August 2009 he was appointed as our Chief Financial Officer and Principal Accounting Officer.  From May 1998 to present Mr. Leitzman has been an self-employed, independent consultant specializing in all aspects of mine management and precious and ferrous  metal processing, including mine start up, planning, budgeting and cost control.  Mr. Leitzman is familiar with ISO registrations, environmental permit negotiations and community relations including seminar presentations to employees, corporate management and the public.  Plant management experience in plastics, mining chemicals, resins and nickel plating.  Mr. Leitzman also owns Tucson Guns & Western Artifacts.  Mr. Leitzman spends approximately 75% of his time working on our business affairs.  Mr. Leitzman received his Bachelor of Science, Mining Engineering, from the University of Arizona.

Robert Metz has been one of our Vice Presidents and Directors since 2007.  From 1992 to present, Mr. Metz has been a mining geological consultant, specializing in directing and otherwise participating in all phases of base, precious metal and industrial mineral exploration projects, from initial detailed geologic mapping, identifying exploration targets, to drilling and interpreting results, for major corporations in USA, Latin America, and Australia.  Since beginning working for us he has not done any work for other mining companies and he currently spends approximately 90% of his time working on our business affairs.

Other Directorships

None of our officers and directors are directors of any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Audit Committee

We do not currently have an audit committee.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Glenn E. Martin	1	1	0
Glynn A. Burkhardt	1	1	0
Roger McCaslin	1	1	0
Nicole M. Breen	1	1	0
Robert Leitzman	1	1	0
Robert Metz	1	1	0

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Board Meetings and Committees

During the fiscal year ended December 31, 2009, the Board of Directors met 12 times and took written action on several other occasions.  All the members of the Board attended the meetings.  The written actions were by unanimous consent

Code of Ethics

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

ITEM 11 - EXECUTIVE COMPENSATION

Executive Officers and Directors

We do not have any employment contracts with our executive officers.  Additionally, during the year ended December 31, 2009, we did not compensate any of our officers or directors with cash compensation, only with shares of our common stock.  The shares of our common stock issued to our officers and directors were restricted shares and federal and state securities laws place restrictions on the ability of our officers and directors to sell our common stock.

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal years ended December 31, 2009, 2008 and 2007 (“Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *		Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Glenn E. Martin	2009	-	-	425,000	(1)	-	-	-	-	425,000	(1)
Chairman of the Board and President	2008	-	-	85,000	(2)	-	-	-	-	85,000	(2)
	2007	-	-	35,000	(3)	-	-	-	-	35,000	(3)

Glynn A. Burkhardt	2009	-	-	25,000	(4)	-	-	-	-	25,000	(4)
Director and Senior Vice President	2008	-	-	5,000	(5)	-	-	-	-	5,000	(5)
	2007	-	-	30,000	(6)	-	-	-	-	30,000	(6)

Nicole M. Breen	2009	-	-	25,000	(7)	-	-	-	-	5,000	(7)
Director, Secretary and Treasurer	2008	-	-	5,000	(8)	-	-	-	-	5,000	(8)
	2007	-	-	30,000	(9)	-	-	-	-	30,000	(9)

Robert Leitzman	2009	-	-	25,000	(10)	-	-	-	-	25,000	(10)
Vice President and Director	2008	-	-	5,000	(11)	-	-	-	-	5,000	(11)
	2007	-	-	30,000	(12)	-	-	-	-	30,000	(12)

ITEM 11 - EXECUTIVE COMPENSATION - continued

Executive Officers and Directors - continued

Robert Metz	2009	-	-	25,000	(13)	-	-	-	-	25,000	(13)
Vice President and Director	2008	-	-	5,000	(14)	-	-	-	-	5,000	(14)
	2007	-	-	5,000	(15)	-	-	-	-	5,000	(15)

Roger McCaslin	2009	-	-	25,000	(16)	-	-	-	-	25,000	(16)
Director

Glynn G. Burkhardt	2008	-	-	5,000	(17)	-	-	-	-	5,000	(17)
Former Emeritus Chairman of the Board	2007	-	-	5,000	(18)	-	-	-	-	5,000	(18)

Donald J. Steinberg	2008	-	-	5,000	(19)	-	-	-	-	5,000	(19)
Former Director and Chief Financial Officer	2007	-	-	30,000	(20)	-	-	-	-	30,000	(20)

*
Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment.  Our policy and assumptions made in valuation of share based payments are contained in the Notes to our December 31, 2009 financial statements.  The monies shown in the “option awards” column is the total calculated value for each individual.

(1)	Represents the 170,000 shares Mr. Martin received in 2009, 150,000 for serving as our Chief Executive Officer and 20,000 as our Chairman of the Board. These shares were valued at $2.50 per share.
(2)	Represents the 170,000 shares Mr. Martin received in 2008, 150,000 for serving as our Chief Executive Officer and 20,000 as our Chairman of the Board. These shares were valued at $0.50 per share
(3)	Represents the 70,000 shares Mr. Martin received in 2007, 50,000 for serving as our Chief Executive Officer and 20,000 as our Chairman of the Board. These shares were valued at $0.50 per share.
(4)	Represents the 10,000 shares Glynn A. Burkhardt received in 2009 for serving on our Board of Directors. These shares were valued at $2.50 per share.
(5)	Represents the 10,000 shares Glynn A. Burkhardt received in 2008 for serving on our Board of Directors. These shares were valued at $0.50 per share.
(6)	Represents the 60,000 shares Glynn A. Burkhardt, received in 2007, 50,000 for serving as our Senior Vice President and 10,000 as a director. These shares were valued at $0.50 per share.
(7)	Represents the 10,000 shares Ms. Breen received in 2009 for serving on our Board of Directors. These shares were valued at $2.50 per share.
(8)	Represents the 10,000 shares Ms. Breen received in 2008 for serving on our Board of Directors. These shares were valued at $0.50 per share.
(9)	Represents the 60,000 shares Ms. Breen received in 2007, 50,000 for serving as our Secretary and Treasurer and 10,000 as a director. These shares were valued at $0.50 per share.
(10)	Represents the 10,000 shares Mr. Leitzman received in 2009 for serving on our Board of Directors. These shares were valued at $2.50 per share.
(11)	Represents the 10,000 shares Mr. Leitzman received in 2008 for serving on our Board of Directors. These shares were valued at $0.50 per share.
(12)
Represents the 60,000 shares Mr. Leitzman received in 2007, 50,000 under a consulting agreement to service as our Vice President of Mining Operations and 10,000 for serving as a director.  These shares were valued at $0.50 per share.

ITEM 11 - EXECUTIVE COMPENSATION - continued

Executive Officers and Directors - continued

(13)	Represents the 10,000 shares Mr. Metz received in 2009 for serving on our Board of Directors. These shares were valued at $2.50 per share.
(14)	Represents the 10,000 shares Mr. Metz received in 2008 for serving on our Board of Directors. These shares were valued at $0.50 per share.
(15)	Represents the 10,000 shares Mr. Metz received in 2007 for serving as a director. These shares were valued at $0.50 per share.
(16)	Represents the 10,000 shares Mr. McCaslin received in 2009 for serving on our Board of Directors. These shares were valued at $2.50 per share.
(17)	Represents the 10,000 shares Glynn G. Burkhardt received in 2008 for serving on our Board of Directors. These shares were valued at $0.50 per share.
(18)	Represents the 10,000 shares Mr. Glynn G. Burkhardt, received in 2007 for serving as a director. These shares were valued at $0.50 per share.
(19)	Represents the 10,000 shares Mr. Steinberg received in 2008 for serving on our Board of Directors. These shares were valued at $0.50 per share.
(20)
Represents the 60,000 shares Mr. Steinberg received in 2007, 50,000 for serving as our Chief Financial Officer and 10,000 as a director.  These shares were valued at $0.50 per share.  This amount does not represent the 20,000 shares Mr. Steinberg received under a consulting agreement during 2007.

Employment Contracts

We currently do not have written employment agreements with our executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2009:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Glenn E. Martin	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

Glynn A. Burkhardt	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

Nicole M. Breen	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

Roger McCaslin	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

Robert Leitzman	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

Robert Metz	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

ITEM 11 - EXECUTIVE COMPENSATION - continued

Compensation of Directors

We issue our directors 10,000 shares each, per year, as compensation for serving on our Board of Directors.  We issue the Chairman of the Board an additional 10,000 shares annually.  The following table sets forth director compensation as of December 31, 2010:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) *		Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Glenn E. Martin (1)	0-	50,000	(1)	0-	0	0	0	50,000	(1)

Glynn A. Burkhardt (2)	0-	25,000	(2)	0	0	0	0	25,000	(2)

Nicole Breen (3)	0-	25,000	(3)	0	0	0	0	25,000	(3)

Robert Leitzman (4)	0-	25,000	(4)	0	0	0	0	25,000	(4)

Robert Metz (5)	0-	25,000	(5)	0	0	0	0	25,000	(5)

Roger McCaslin (6)	0-	25,000	(6)	0	0	0	0	25,000	(6)

*
Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment. Our policy and assumptions made in valuation of share based payments are contained in the notes to our financial statements. The monies shown in the “option awards” column is the total calculated value for each individual.

(1)	Glenn E. Martin was appointed to our Board of Directors on January 1, 2005. Represents the 20,000 shares Mr. Martin received as our Chairman of the Board. These shares were valued at $2.50 per share.
(2)	Glynn A. Burkhardt was appointed to our Board of Directors on May 3, 2006. Represents the 10,000 shares Mr. Burkhardt received for serving as a director. These shares were valued at $2.50 per share.
(3)	Nicole Breen was appointed to our Board of Directors on January 1, 2005. Represents the 10,000 shares Ms. Breen received for serving as a director. These shares were valued at $2.50 per share.
(4)	Robert Leitzman was appointed to our Board of Directors on July 11, 2006. Represents the 10,000 shares Mr. Leitzman received for serving as a director. These shares were valued at $2.50 per share.
(5)	Robert Metz was appointed to our Board of Directors on May 4, 2007. Represents the 10,000 shares Mr. Metz received for serving as a director. These shares were valued at $2.50 per share.
(6)	Roger McCaslin was appointed to our Board of Directors on August 5, 2009. Represents the 10,000 shares Mr. McCaslin received for serving as a director. These shares were valued at $2.50 per share.

ITEM 11 - EXECUTIVE COMPENSATION - continued

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2009:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Glenn E. Martin	-	-	-	-	-	-	-	-	-

Glynn A. Burkhardt	-	-	-	-	-	-	-	-	-

Nicole Breen	-	-	-	-	-	-	-	-	-

Robert Leitzman	-	-	-	-	-	-	-	-

Robert Metz	-	-	-	-	-	-	-	-	-

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 18, 2010, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 10% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock
Title of Class	Name and Address of Beneficial Owner (3)	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Common Stock	Glenn E. Martin (2)	3,016,000	(4)	27.5%
Common Stock	Glynn A. Burkhardt (2)	3,790,000	(5)	34.6%
Common Stock	Roger McCaslin (2)	50,000		<1%
Common Stock	Nicole M. Breen (2)	996,823	(6)	9.1%
Common Stock	Robert Leitzman	179,000		1.6%
Common Stock	Robert Metz	80,000		<1%
Common Stock	All Directors and Officers As a Group (6 persons)	8,111,823	(4) (5) (6)	74.0%

(1)
Unless otherwise indicated, based on 10,966,097 shares of common stock issued and outstanding.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Indicates one of our officers or directors.
(3)	Unless indicated otherwise, the address of the shareholder is United Mines Inc., 11924 N. Centaurus Place, Oro Valley, AZ 85737
(4)	Includes 76,000 shares held in the name of Tanque Verde Valley Missionary Society, an entity controlled by Mr. Martin.
(5)	Includes 620,000 shares held of record by Glynn G. Burkhardt (deceased), which are now part of Mr. Glynn G. Burkhardt’s estate. Mr. Glynn A. Burkhardt is trustee of the estate.
(6)
Includes 287,840 shares held of record by Gem Management Group, LLC, of which Ms. Breen is the President and controlling shareholder, and 15,000 total shares held in the names of Angelica Breen, Ryan Breen and Ryan C.N. Breen.

The issuer is aware of one person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above. Mr. Donald Steinberg our former CFO owns 652,000 shares totaling 5.94%. The issuer is not aware of any person who controls the issuer as specified in Section 2(a)(1) of the 1940 Act.  There are no classes of stock other than common stock issued or outstanding.  The Company does not have an investment advisor.

There are no current arrangements which will result in a change in control.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our officers and directors are also our primary shareholders.  Together, our officers and directors control 8,111,823 shares of our common stock, or 74% of our outstanding common stock.  Since our inception, Glenn E. Martin and Nicole M. Breen, two of our officers and directors, have advanced us money at times to pay for minor operating expenses.  On October 1, 2008, Mr. Martin and Ms. Breen, agreed to loan us up to $100,000, interest free and unsecured, as needed, during the twelve months ending September 30, 2009, with any amounts loaned due to be paid back one year from the date the money is given to us.  Under the loan agreement, through August 15, 2009, Ms. Breen had loaned us $83,970, and Mr. Martin had loaned us $23,065, for a total of $107,035.  After August 15, 2009, we repaid the full amount owing to Mr. Martin, and repaid Ms. Breen $35,500, leaving a balance owed to Ms. Breen of $48,470.  These loans are pursuant to an oral agreement between Mr. Martin, Ms. Breen and the company.  This agreement was ratified by our Board of Directors.  However, we will require additional capital over and above $25,000 per quarter to get our business operating at full strength and while we hope to raise this capital through private offerings of our common stock, but we cannot be assured that such funding will be available.  Ms. Breen and Mr. Martin have both indicated they would be willing to loan us up to an additional $250,000 total on similar terms as the existing loans in the event it becomes necessary thru December 31, 2010.

Burkhardt Mining, a company controlled by Glynn A. Burkhardt, is the mining operator of the three properties where we have Arizona State Land Department (ASLD) Mineral Exploration Permits, as well as the Cerro Colorado Silver Mining Project.  Under our agreement with Burkhardt Mining, we paid Burkhardt Mining $20,000 for their services from April 2006 to April 2007, and $47,000 for the period from April 2007 to April 2008, $45,000 from April 2008 to April 2009 and $25,000 from April 2009 thru March 2010

As noted above, we rent our executive offices from GEM Management Group, LLC, an entity controlled by Nicole M. Breen, our Secretary and Treasurer and one of our directors.  Our offices are approximately 1,000 square feet.  We  have completed a three year lease, which expired in May 2009 and continues on month-to-month basis and our rent is $1,500 per month, which includes all utilities.

We also lease two vehicles from GEM Management Group, LLC, an entity controlled by Nicole M. Breen, our Secretary and Treasurer and one of our directors.

We have a consulting agreement with Robert Leitzman, one of our directors, to serve as our Vice President and Director of Mining Operations.  Under this agreement Mr. Leitzman received 50,000 shares of our common stock for his services in 2006 and 2007.

We have a consulting agreement with Robert Metz, one of our directors, to serve as a geology consultant and as one of our Vice Presidents and Chief Geologist.  Under this agreement Mr. Metz received 30,000 shares of our common stock for his services in 2008.

We do not have an audit, compensation, or nominating committee, and none of our Directors are considered independent.

We have not had a promoter during the last five fiscal years.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Restated Fees

During the year ended December 31, 2009, S.E. Clark & Company, P.C., billed us $12,325 in fees for professional services for the audit of our financial statements in our Form 10-K and review of financial statements included in our Form 10-Q’s, as applicable.  During the year ended December 31, 2008, S.E. Clark & Company, P.C. billed us $11,075 in fees for professional services for the audit and review of our financial statements.

Tax Fees

During the year ended December 31, 2009, S.E. Clark & Company, P.C., billed us $0 for professional services for tax preparation.  During the year ended December 31, 2008, S.E. Clark & Company, P.C. billed us $0 for professional services for tax preparation.

All Other Fees

During the year ended December 31, 2009, S.E. Clark & Company, P.C., billed us $3,700 for other fees.  During the year ended December 31, 2008, S.E. Clark & Company, P.C. billed us $925 for other fees.

Of the fees described above for the year ended December 31, 2009, 100% were approved by the entire Board of Directors.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)           Financial Statements

The following financial statements are filed as part of this report:

(a)(2)           Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)           Exhibits

Refer to (b) below.

(b)           Exhibits

3.1 (1)	Articles of Incorporation of United Mines, Inc.

3.2 (1)	Articles of Amendment to Articles of Incorporation

3.3 (1)	Bylaws of United Mines, Inc.

10.1 (1)	Stock Purchase/Consulting Agreement with Robert Metz dated January 2, 2008

10.2 (1)	Stock Purchase/Consulting Agreement with Robert Leitzman dated November 10, 2006

10.3 (1)	Quitclaim Deeds from Mssrs. Burkhardt and others

21 (1)	Subsidiaries of United Mines, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 (2)	Mining Claim Ledger for Material and Non-Material Claims

99.2 (1)	ASLD Mineral Exploration Permits

99.3 (2)	Industry Guide No. 7 and Glossary of Mining and Mineral Resource Terms

99.4 (2)	Permits, State Lease Maps, and Small Scale Location Map for the Cerro Colorado Project

99.5 (2)	Project Area Project Area and Lode Claim Maps for the Blue Copper, Green Copper and Red Beds Mining Claims

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

United Mines, Inc.

Dated: March 31, 2010		/s/ Glenn E. Martin
	By:	Glenn E. Martin
	Its:	President and Chairman of the Board

Dated: March 31, 2010		/s/ Robert Leitzman
	By:	Robert Leitzman
	Its:	Chief Financial Officer, Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2010		/s/ Glenn E. Martin
	By:	Glenn E. Martin
	Its:	President and Chairman of the Board

Dated: March 31, 2010		/s/ Robert Leitzman
	By:	Robert Leitzman
	Its:	Chief Financial Officer, Principal Accounting Officer and a Director

Dated: March 31, 2010		/s/ Nicole Breen
	By:	Nicole Breen
	Its:	Secretary, Treasurer and a Director

Dated: March 31, 2010		/s/ Robert Metz
	By:	Robert Metz
	Its:	Vice President and a Director

Dated: March 31, 2010		/s/ Roger McCaslin
	By:	Roger McCaslin
	Its:	Director

Dated: March 31, 2010		/s/ Glynn A. Burkhardt
	By:	Glynn A. Burkhardt
	Its:	Senior Vice President and a Director