Form 10-Q
period 2010-03-31
UNITED MINES INC
filed 2010-05-17
CIK 1393772

U.S. Securities and Exchange Commission
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the transition period from N/A to N/A
____________________

Commission File No. 333-137170
____________________
United Mines, Inc.

(Name of small business issuer as specified in its charter)

Arizona	83-0452269
State of Incorporation	IRS Employer Identification No.

11924 North Centauras Place, Oro Valley, AZ  85737

(Address of principal executive offices)

 (520) 742-3111

(Issuer’s telephone number)

None

(Former name, former address, and former telephone number since last report)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:
Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non–Accelerated filer  ☐ Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one): Yes  No 

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2010
Common stock, $0.001 par value	11,168,604

UNITED MINES, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION PAGE

PART I – FINANCIAL INFORMATION

Item 1.	Interim Financial Statements and Notes to Interim Financial Statements

The accompanying reviewed interim financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

UNITED MINES, INC.
(A Exploration Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2010	2009
ASSETS:	(unaudited)	(audited)

CURRENT ASSETS
Cash	$6,869	$28,097
Prepaid expense	40,000	-
Total current assets	46,869	28,097

PROPERTY AND EQUIPMENT, net	5,292	732

OTHER ASSETS
Other assets - mining claims	100,500	100,500
Deposit	11,000	11,000
	111,500	111,500

TOTAL ASSETS	$163,660	$140,328

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Notes payable	$35,000	$35,000
Accounts payable	11,500	-
Accrued expenses and other liabilities	7,854	6,991
Advances from affiliates	69,276	48,470
Total current liabilities	123,630	90,461

Total liabilities	123,630	90,461

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 100,000,000 shares authorized;
10,966,097 and 10,987,597 issued and outstanding as of
March 31, 2010 and December 31, 2008, respectively	10,967	10,988
Additional paid-in capital	4,740,970	4,632,199
Accumulated deficit during this exploration stage	(4,711,906)	(4,593,320)
Total stockholders' equity	40,031	49,867

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$163,660	$140,328

The accompanying notes are an integral part of these condensed financial statements.

UNITED MINES, INC.
(A Exploration Stage Company)
STATEMENTS OF OPERATIONS - (unaudited)
			For the Period
	Three Months Ended		from August 20, 1999
	March 31,		(inception) through
	2010	2009	March 31, 2010

REVENUES:
Revenues	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	106,748	35,676	4,537,979
Sales and marketing expenses	-	-	76,082
Exploration expenses	10,534		77,973
Depreciation and amortization	440	440	4,991
Total operating expenses	117,723	36,116	4,697,026
OPERATING LOSS	(117,723)	(36,116)	(4,697,026)

OTHER INCOME (EXPENSE):
Interest expense	(863)	(875)	(14,880)
TOTAL OTHER INCOME (EXPENSE)	(863)	(875)	(14,880)

NET LOSS	$(118,586)	$(36,991)	$(4,711,906)

NET INCOME PER SHARE:

Basic and diluted:	$(0.01)	$(0.00)

Weighted average of number of shares outstanding	10,958,808	10,642,897

The accompanying notes are an integral part of these condensed financial statements.

UNITED MINES, INC
( A Exploration Stage Company)
STATEMENTS OF CASH FLOWS - (unaudited)
			For the Period from
	Three Months Ended		August 20, 1999
	March 31		(inception) to
	2010	2009	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(118,586)	$(36,991)	$(4,711,906)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	440	440	4,990
Amortization of coversion option	-	-	8,750
Common stock issued for compensation	108,750	-	4,073,580
Changes in assets and liabilities:
Prepaid expenses	(40,000)		(40,000)
Accounts payable	11,500	4,414	11,500
Accrued expenses and other liabilities	863	875	7,853
Net cash used in operating activities	(37,033)	(31,262)	(645,233)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	-	-	(11,000)
Purchase of property and equipment	(5,000)	-	(10,784)
Net cash used in investing activities	(5,000)	-	(21,784)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affilites	20,806	24,000	149,416
Repayments to affiliates	-	-	(74,580)
Proceeds from stock subscriptions	-	-	599,050
Net cash provided by financing activities	20,806	24,000	673,886
			-
INCREASE (DECREASE) IN CASH	(21,227)	(7,262)	6,869
CASH, BEGINNING OF YEAR	28,097	11,427	-
CASH, END OF PERIOD	$6,869	$4,164	$6,869

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

CONSOLIDATION SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS – (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

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

NOTE 2 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has sustained losses from operations and no revenues from operations.  Through March 31, 2010 the Company accumulated a net loss of $4,711,906.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  Significant accounting policies are as follows:

Basis of Presentation

The Company has produced minimal revenue from its principal business and is an exploration stage company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915-10 “Development Stage Entities”. The Company devotes substantially all of its efforts to acquiring and exploring mining interests that will eventually provide sufficient net profits to sustain the Company’s existence. Until such interests are engaged in major commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the development stage.  Mining companies subject to this Topic are required to label their financial statements as an “Exploratory Stage Company,” pursuant to guidance provided by SEC Guide 7 for Mining Companies.

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

CONSOLIDATION SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS – (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follow:

Asset Category	Depreciation Amortization Period
Furniture and Fixture	3 Years
Office equipment	3 Years
Leasehold improvements	5 Years

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

CONSOLIDATION SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS – (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at March 31, 2010, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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
The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of March 31, 2010, management has determined that no impairment loss is required.

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

Impairment of Long-Lived Assets

In accordance with FASB ASC Topic 360, Long-lived Assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  There were no events or changes in circumstances that necessitated an impairment of long lived assets.

CONSOLIDATION SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS – (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Income Taxes

Deferred income taxes are provided based on the provisions of FASB ASC Topic 740, "Accounting for Income Taxes", to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At March 31, 2010, the Company did not record any liabilities for uncertain tax positions.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in Oro Valley, Arizona.  The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000.

Share-Based Compensation

The Company applies FASB ASC Topic 718 “Share-Based Payments” (“Topic 718”) to share-based compensation, which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized when the event occurs.  The Black-Scholes option-pricing model is used to estimate the fair value of options granted.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.  At March 31, 2010 the common stock equivalents consisted of no options and no common stock warrants.

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements.

CONSOLIDATION SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS – (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

On July 1, 2009, we adopted guidance issued by the FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. We have applied this guidance to business combinations completed since July 1, 2009.

On July 1, 2009, we adopted guidance issued by the FASB that changes the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have a material impact on our financial statements.

On July 1, 2009, we adopted guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on our financial statements.

Recent Accounting Guidance Not Yet Adopted

In October 2009, the FASB issued guidance on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

In June 2009, the FASB issued guidance on the consolidation of variable interest entities, which is effective for us beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our financial statements.

NOTE 4 - PROPERTY AND EQUIPMENT

The Company has fixed assets as of March 31, 2010 and December 31, 2009 as follows:

	2010	2009

Equipment	$10,282	$5,282
Accumulated depreciation	(4,990)	(4,550)
Total	$5,292	$732

NOTE 5 – PURCHASE OF MINING RIGHTS

On October 1, 2005 the Company purchased 23 mining claims and related assets from two then unrelated third parties in exchange for 3,600,000 common shares.  Since the sellers did not obtain majority ownership of the Company in the transaction it was accounted for as a purchase rather than a reverse merger.

According to the FASB ASC Topic 845, transfers of nonmonetary assets to a company by its promoters or shareholders in exchange for stock prior to the company’s initial public offering normally should be recorded at the transferor’s historic cost basis determined under GAAP.  Since the sellers were unable to determine and document their historic cost as determined under GAAP, management elected to record the purchase at an investment of $100,000, the estimated scrap value of the equipment.

CONSOLIDATION SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS – (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE 5 – PURCHASE OF MINING RIGHTS - continued

Additionally, according to the SEC, Issues in Extractive Industries No. 1 “Recoverability of capitalized costs is likely to be insupportable under FASB ASC 944 prior to determining the existence of a commercially minable deposit, as contemplated by SEC Industry Guide 7 for a mining company in the exploration stage.  As a result, the staff would generally challenge capitalization of exploration costs, and believes that those costs should be expensed as incurred during the exploration state under US GAAP.”

NOTE 6 – SHARE CAPITAL

On August 20, 1999 the Company authorized 1,000,000 and amended is articles of incorporation in 2006 to 100,000,000 shares of common stock, at $.001 par value and 10,966,097 are issued and outstanding as of March 31, 2010

During the three months ended March 31, 2010, the Company issued 26,000 shares of common for compensation to consultants for the fair value of the services rendered by consultants and expensed $40,000.  The Company also cancelled 37,500 shares of common stock which resulted in a reduction to previously recognized consulting expenses of $18,750.  In March 2010 the Company Board of Directors granted 38,000 common shares but the shares were not issued until April 2010.  Of these 10,000 shares were for prepaid services of $40,000, 13,000 shares were for past consulting services of $47,500, and 15,000 shares for future advisory services.  The issuance of stock for consulting services consideration to consultants, management and the Board of Directors for the fair value at the services rendered.  The value of those shares is normally determined based on the value of the stock at the dates on which the agreements entered into for the services.

NOTE 7 – STOCK BASED COMPENSATION

The Company accounts for stock-based compensation awards in accordance with the provisions of FASB ASC Topic 718, which addresses the accounting for employee stock options.   FASB ASC Topic 718 requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements over the vesting period based on the estimated fair value of the awards.
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

NOTE 10 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the three months ended March 31, 2010 and 2009 consist of the following:

March 31,
	2010	2009
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:

Federal	$40,319	$11,445
State	10,554	3,329
	50,873	14,774
Benefit from the operating loss carryforward	(50,873)	(14,774)
(Benefit) provision for income taxes, net	$-	$-

CONSOLIDATION SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS – (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE 10 - INCOME TAXES - continued

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	March 31,
	2010	2009

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	8.9%	8.9%
Valuation Allowance	(42.9%)	(42.9%)
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	March 31,
	2010	2009

Net operating loss carryforward	50,873	14,774
Valuation allowance	(50,873)	(14,774)

Deferred income tax asset	$-	$-

The Company has a net operating loss carryforward of approximately $4,711,906 available to offset future taxable income through 2028.

FASB ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence, giving greater weight to its recent cumulative losses and its ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences. The Company performed this evaluation as of the year ended December 31, 2009 and the quarters ended March 31, 2010. At that time the Company determined that a valuation allowance was required. At the end of the quarter ended March 31, 2010, changes in previously anticipated expectations and continued operating losses necessitated a valuation allowance against the tax benefits recognized in this quarter and prior quarters since they are no longer “more-likely-than-not” realizable. Under current tax laws, this valuation allowance will not limit the Company’s ability to utilize U.S. federal and state deferred tax assets provided it can generate sufficient future taxable income in the U.S.

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

CONSOLIDATION SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS – (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE 11 – LOSSES PER SHARE

The following table represents the computation of basic and diluted losses per share at March 31, 2010 and 2009:

	March 31,	March 31,
	2010	2009

Losses available for common shareholders	$(118,586)	$(36,991)

Basic and diluted loss per share	(0.01)	(0.00)

Basic weighted average common shares outstanding	10,958,808	10,642,897

Net loss per share is based upon the weighted average shares of common stock outstanding

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company is managed by its key shareholders who are also officers and directors of the Company.  The balance of advances from our key shareholders for cash advanced to the Company as of March 31, 2010 is $69,276 and $48,470 at December 31, 2009.  These advances do not convert to common stock and they are non interest bearing advances.

An entity affiliated with two of the shareholders provides office space and other support on a month to month basis.  The entity has been paid $6,300 in cash for the three months ended March 31, 2010.  An officer and the above mentioned affiliated entity have also been paid $12,225 in cash for executive salaries and wages for the three months ended March 31, 2010.  Other board members were paid a total of $6,000 for exploration related services for the three months ended March 31, 2010.

NOTE 13 – SUBSEQUENT EVENTS (through May 15, 2010)

On March 24, 2010 the Company’s Board of Directors granted 38,000 common shares of stock to consultants for services.  The common shares were not issued until later in April 2010 as described in Note 6 above.  The common stock is valued at the trading value of the stock at the date of common stock granted by the Board of Directors.

In January 2010, the Company announced its 2010 annual stock dividend program.  Under the program holders of the Company’s common stock at the end of each fiscal quarter in 2010, March 31st, June 30th, September 30th and December 31st, will receive a stock dividend equal to 1.5% of the Company’s common stock they own on each record date.  The first quarterly 1.5% stock dividend will be payable on April 1, 2010 to all holders of the Company’s common stock on March 31, 2010, with subsequent payment dates occurring within 10 days after the end of each fiscal quarter record date.  The Company issued a stock dividend of 164, 507 common shares on April 7, 2010 in accordance with the stock dividend program.

*  *  *  *  *  *  *  *  *

In this Quarterly Report on Form 10-Q, “Company,” “our company,” “us,” “United Mines” and “our” refer to United Mines, Inc. and our subsidiaries, unless the context requires otherwise.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

In addition to the unpatented mining claims, we own three Arizona State Land Department (ASLD) Mineral Exploration Permits, Nos. 08-110135, 08-110136 and 08-110137, each of which are each good for 5 years, currently thru April 13, 2011.  This Arizona state land department position totals 1,920 acres of land.  These are renewable annually, at $2.00 per acre for year one, no charge per acre for the second year, and $1.00 per acre for years 3-5, plus a $500 renew application fee.  This fee had been paid thru April 13, 2011. (Exhibit 99.2 ASLD Mineral Exploration Permits).

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

Cerro Colorado Exploration:   Several groups of mining claims on the Cerro Colorado properties are currently being evaluated for various phases of exploration activity.  Planned 2011/2012 exploration includes underground and surface drilling on The South Clark properties in an effort to discover any possible mineralized materials.  (See Exhibit 99.4)

Cerro Colorado Strategy:   This is the location we plan on exploring first.  We hope to establish precious metals production from this location in order to produce cash flow which will sustain the company while exploration of further company owned sites is begun.  We will initiate bulk sample metallurgical testing of mineralized material from several of our silver mines at this location.

United Mines Assets at Cerro Colorado and Processing Facility:  Currently, we have mineralized materials in side cast mine dumps, ready to process.     However, this material is not listed on our financial statements as we will not consider these materials as assets until the mineralized materials from the property is processed and extracted.  Bureau of Land Management Inspector William Auby visited our Twin Plant mineralized material processing facility on September 28, 2007 and gave permission to go ahead under the current Plan of Operations to start to processing mineralized material with our permitted 100-ton a day gravity float and to upgrade our heap leach system.   A modified Plan of Operations will be submitted for approval once we receive sufficient funding to cover our anticipated costs associated with these operations.  In November 2007, our Twin Plant mill site passed our ADEQ permitting processing.

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

2.	Silver Hill: T20S, R10E, Sec. 17, G&SR Meridian 2 X 20 acre claims or 40 acres

3.	Walapi Tiger: T20S, R10E, Sec. 22, G&SR Meridian 4 X 20 acre claims or 80 acres

4.	Walapi Tiger: T20S, R10E, Sec. 22, G&SR Meridian 2 X 20 acre claims or 40 acres

5.	Liberty: T20S, R10E, Sec. 16, G&SR Meridian 4 X 20 acre claims or 80 acres

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

UMI Group 1 Claims -  continued

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

UMI Group 1 Claims -  continued

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

UMI Group 1 Claims -  continued

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

UMI Group 2 Claims-  continued

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

UMI Group 3 Non-Material Claims -  continued

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

UMI Group 4 Non-Material Claims -  continued

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

Results of Operations

We are an exploration stage company that is in the process of acquiring mineral properties or claims located in the State of Arizona. The recoverability of amounts from the properties or claims will be dependent upon the discovery of economically recoverable reserves, confirmation of the our interest in the underlying properties and/or claims, our ability to obtain necessary financing to satisfy the expenditure requirements under the property and/or claim agreements and to complete the development of the properties and/or claims, and upon future profitable production or proceeds for the sale thereof.

For the period ended March 31, 2010 and for fiscal 2009, we generated no revenue. Our future revenue plan is uncertain and is dependent on our ability to effectively mine our products, generate sales, and obtain contract mining opportunities. There are no assurances of the ability of our company to begin to mine our claim. The cost of mining is cost intensive. Accordingly, it is critical for us to raise appropriate capital to implement our business plan.  We incurred losses of $118,586 and $36,991 for the three months ended March 31, 2010 and 2009 respectively. Our losses since our inception through March 31, 2010 amount to $4,711,906.

Liquidity and Capital Resources

We have maintained a minimum of three months of working capital in its bank account since June 1, 2008. This reserve was intended to allow for an adequate amount of time to secure additional funds from investors as needed. To date, we have has succeeded in securing capital as needed, but there is no guarantee this will continue.

There is no historical financial information about us on which to base an evaluation of our performance. We are an exploration stage company and have not generated revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our property, and possible cost overruns due to increases in the cost of services. To become profitable and competitive, we must conduct the exploration of our properties before we start into production of any minerals we may find.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Overview -  continued

We believe we will have to rely on public and private equity and debt financings to fund our liquidity requirements over the intermediate term. We may be unable to obtain any additional financings on terms favorable to us, or obtain additional funding at all. If adequate funds are not available on acceptable terms, and if cash and cash equivalents together with any income generated from operations fall short of our liquidity requirements, we may be unable to sustain operations. Continued negative cash flows could create substantial doubt regarding our ability to fully implement our business plan and could render us unable to expand our operations, successfully promote our brand, develop our products, respond to competitive pressures, or take advantage of acquisition opportunities, any of which may have a material adverse effect on our business. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of our common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payments of dividends.

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect the liquidity, capital resources, market risk support and credit risk support or other benefits.

Critical Accounting Policies

Basis of Presentation

The Company has produced minimal revenue from its principal business and is an exploration stage company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915-10 “Development Stage Entities”. The Company devotes substantially all of its efforts to acquiring and exploring mining interests that will eventually provide sufficient net profits to sustain the Company’s existence. Until such interests are engaged in major commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the development stage.  Mining companies subject to this Topic are required to label their financial statements as an “Exploratory Stage Company,” pursuant to guidance provided by SEC Guide 7 for Mining Companies.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Overview -  continued

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

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at March 31, 2010, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Overview -  continued

Mineral property rights

All direct costs related to the acquisition of mineral property rights are capitalized. Exploration costs are charged to operations in the period incurred until such time as it has been determined that a property has economically recoverable reserves, at which time subsequent exploration costs and the costs incurred to develop a property are capitalized.
The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of March 31, 2010, management has determined that no impairment loss is required.

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

Impairment of Long-Lived Assets

In accordance with FASB ASC Topic 360, Long-lived Assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  There were no events or changes in circumstances that necessitated an impairment of long lived assets.
Income Taxes

Deferred income taxes are provided based on the provisions of FASB ASC Topic 740, "Accounting for Income Taxes", to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At March 31, 2010, the Company did not record any liabilities for uncertain tax positions.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Overview -  continued

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation for comparative purposes.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, Annual report on Form 10-K, and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 3. QUANTITATIVE AND QULAITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. Most of our activity is the exploration stage.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of March 31, 2010. This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2010. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Form 10-K as of December 31, 2009

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. Other than described below, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A - Risk Factors

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

ITEM 1A - Risk Factors - continued

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

ITEM 1A - Risk Factors - continued

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

ITEM 1A - Risk Factors - continued

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

Most of our shares of common stock are restricted from immediate resale in the public market.  The restricted shares are restricted in accordance with Rule 144, which states that if unregistered, restricted securities are to be sold, a minimum of one year must elapse between the later of the date of acquisition of the securities from the issuer or from an affiliate of the issuer, and any resale of those securities in reliance on Rule 144.  The Rule 144 restrictive legend remains on the stock until the holder of the stock holds the stock for longer than six months (unless an affiliate) and meets the other requirements of Rule 144 to have the restriction removed.  The sale or resale of those shares in the public market, or the market’s expectation of such sales, may result in an immediate and substantial decline in the market price of our shares.  Such a decline will adversely affect our investors, and make it more difficult for us to raise additional funds through equity offerings in the future.

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

ITEM 1A - Risk Factors - continued

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the three months ended March 31, 2010, the Company issued 26,000 shares of common for compensation to consultants for the fair value of the services rendered by consultants and expensed $40,000.  The Company also cancelled 37,500 shares of common stock which resulted in a reduction to previously recognized consulting expenses of $18,750.  In March 2010 the Company Board of Directors granted 38,000 common shares but the shares were not issued until April 2010.  Of these10, 000 shares were for prepaid services of $40,000, 13,000 shares were for past consulting services of $47,500, and 15,000 shares for future advisory services.  The issuance of stock for consulting services consideration to consultants, management and the Board of Directors for the fair value at the services rendered.  The value of those shares is normally determined based on the value of the stock at the dates on which the agreements entered into for the services. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2010.

ITEM 4.  REMOVED AND RESERVED.

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.  EXHIBITS

Exhibit #	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Mines, Inc.

Dated: May 17, 2010		/s/ Glenn E. Martin
	By:	Glenn E. Martin
	Its:	President and Chairman of the Board

Dated: May 17, 2010		/s/ Robert Leitzman
	By:	Robert Leitzman
	Its:	Chief Financial Officer, Principal Accounting Officer