Form 10-Q
period 2010-06-30
UNITED MINES INC
filed 2010-08-16
CIK 1393772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 333-137170

UNITED MINES, INC.

(Name of small business issuer as specified in its charter)

Arizona	83-0452269
( State or other jurisdiction of incorporation or organization)	( IRS Employer Identification No.)

11924 North Centaurus Place, Oro Valley, AZ  85737

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

Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2010
Common stock, $0.01 par value	11,198,104

UNITED MINES, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

UNITED MINES, INC.
(A Exploration Stage Company)
BALANCE SHEETS

ASSETS:
	June 30, 2010	December 31, 2009
	(unaudited)	(audited)

CURRENT ASSETS
Cash	$7,187	$28,097
Prepaid expense	30,000	-
Total current assets	37,187	28,097

PROPERTY AND EQUIPMENT, net	4,852	732

OTHER ASSETS
Other assets - mining claims	100,500	100,500
Deposit	11,000	11,000
	111,500	111,500

TOTAL ASSETS	$153,539	$140,328

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Notes payable	$35,000	$35,000
Accounts payable	11,500	-
Accrued expenses and other liabilities	8,727	6,991
Advances from affiliates	93,476	48,470
Total current liabilities	148,703	90,461

Total liabilities	148,703	90,461

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 100,000,000 shares authorized;
11,187,104 and 10,987,597 issued and outstanding as of
June 30, 2010 and December 31, 2009, respectively	11,188	10,988
Additional paid-in capital	4,826,349	4,632,199
Accumulated deficit during this exploration stage	(4,832,700)	(4,593,320)
Total stockholders' equity	4,836	49,867

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$153,539	$140,328

The accompanying notes are an integral part of these condensed financial statements.

UNITED MINES, INC.
(A Exploration Stage Company)
STATEMENTS OF OPERATIONS - (unaudited)
					For the Period
	Three Months Ended		Six Months Ended		from August 20, 1999
	June 30,		June 30,		(inception) through
	2010	2009	2010	2009	June 30, 2010

REVENUES:
Revenues	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	115,384	31,098	220,248	67,888	4,651,479
Sales and marketing expenses	678	715	2,562	6,573	78,644
Exploration expenses	3,420	-	13,954	-	81,393
Depreciation and amortization	440	440	880	880	5,431
Total operating expenses	119,922	32,253	237,644	75,341	4,816,947
OPERATING LOSS	(119,922)	(32,253)	(237,644)	(75,341)	(4,816,947)

OTHER INCOME (EXPENSE):
Interest expense	(873)	(861)	(1,736)	(1,736)	(15,753)
TOTAL OTHER INCOME (EXPENSE)	(873)	(861)	(1,736)	(1,736)	(15,753)

NET LOSS	$(120,795)	$(33,114)	$(239,380)	$(77,077)	$(4,832,700)

NET INCOME PER SHARE:

Basic and diluted:	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average of number of shares outstanding	11,183,285	10,642,897	11,071,667	10,642,897

The accompanying notes are an integral part of these condensed financial statements.

UNITED MINES, INC
( A Exploration Stage Company)
STATEMENTS OF CASH FLOWS - (unaudited)
			For the Period from
	Six Months Ended		August 20, 1999
	June 30,		(inception) to
	2010	2009	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(239,380)	$(77,077)	$(4,832,700)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	880	880	5,430
Amortization of conversion option	-	-	8,750
Common stock issued for compensation	194,350	-	4,159,180
Changes in assets and liabilities:
Prepaid expenses	(30,000)		(30,000)
Accounts payable	11,500	9,363	11,500
Accrued liabilities	1,736	1,736	8,726
Net cash used in operating activities	(60,914)	(65,098)	(669,114)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	-	-	(11,000)
Purchase of property and equipment	(5,000)	-	(10,784)
Net cash used in investing activities	(5,000)	-	(21,784)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliates	45,005	55,370	173,615
Repayments to affiliates	-	-	(74,580)
Proceeds from stock subscriptions	-	-	599,050
Net cash provided by financing activities	45,005	55,370	698,085
			-
INCREASE (DECREASE) IN CASH	(20,909)	(9,728)	7,187
CASH, BEGINNING OF YEAR	28,097	11,427	-
CASH, END OF PERIOD	$7,187	$1,699	$7,187

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

UNITED MINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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

NOTE 2 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has sustained losses from operations and no revenues from operations.  Through June 30, 2010 the Company accumulated a net loss of $4,832,700.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

UNITED MINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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

UNITED MINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Property Evaluations - continued

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

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at June 30, 2010, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of June 30, 2010, management has determined that no impairment loss is required.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 3605, “Long-Lived Assets,” such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated an impairment of long lived assets.

UNITED MINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Income Taxes

Deferred income taxes are provided based on the provisions of ASC Topic 740, “Accounting for Income Taxes,” to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB Interpretation No. 48; “Accounting For Uncertainty In Income Taxes” - An Interpretation of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At June 30, 2010, the Company did not record any liabilities for uncertain tax positions.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks located in Arizona. The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000.

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

Earnings Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Diluted loss per share is the same as basic loss per share, because the effects of the additional securities, a result of the net loss would be anti-dilutive.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

The carrying amounts of the Company’s financial instruments, including cash, accounts payable and accrued liabilities, income tax payable and related party payable, if any, approximate fair value.

Reclassification

Certain prior period amounts have been reclassified to conform to current year presentations.

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

UNITED MINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements - continued

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

On July 1, 2009, guidance issued by the FASB that changes the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have a material impact on our financial statements.

On July 1, 2009, we adopted guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on our financial statements.

NOTE 4 - PROPERTY AND EQUIPMENT

The Company’s fixed assets as of June 30, 2010 and December 31, 2009 are as follows:

	June 30,	December 31,
	2010	2009
Equipment	$10,282	$5,282
Accumulated depreciation	(5,430)	(4,550)
Total	$4,852	$732

Depreciation expense for the six months ended June 30, 2010 is $880 compared to $880 for June 30, 2009.

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

NOTE 6 – SHARE CAPITAL

On August 20, 1999 the Company authorized 1,000,000 and amended is articles of incorporation in 2006 to 100,000,000 shares of common stock, at $.001 par value and 11,187,104 are issued and outstanding as of June 30,  2010

During the three months ended March 31, 2010, the Company issued 26,000 shares of common for compensation to consultants for the fair value of the services rendered by consultants and expensed $40,000.  The Company also cancelled 37,500 shares of common stock which resulted in a reduction to previously recognized consulting expenses of $18,750.  In March 2010 the Company Board of Directors granted 38,000 common shares but the shares were not issued until April 2010.  Of these 10,000 shares were for prepaid services of $40,000, and 13,000 shares were for past consulting services of $47,500, and 15,000 shares for future advisory services.  The issuance of stock for consulting services consideration to consultants, management and the Board of Directors for the fair value at the services rendered.  The value of those shares is normally determined based on the value of the stock at the dates on which the agreements entered into for the services.

UNITED MINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 6 – SHARE CAPITAL - continued

During the three months ended June 30, 2010, the Company issued 11,000 common shares for compensation to consultants for the fair value of the services rendered by consultants and expensed $48,100. The value of those shares is normally determined based on the value of the stock at the dates on which the agreements entered into for the services.

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

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company is managed by its key shareholders who are also officers and directors of the Company.  The balance of advances from our key shareholders for cash advanced to the Company as of June 30, 2010 is $93,476 and $48,470 at December 31, 2009.  These advances do not convert to common stock and they are non interest bearing advances.

An entity affiliated with two of the shareholders provides office space and other support on a month to month basis.  The entity has been paid $10,800 in cash for the six months ended June 30, 2010.  An officer and the above mentioned affiliated entity have also been paid $14,425 in cash for executive salaries and wages for the six months ended June 30, 2010.  Other board members were paid a total of $6,000 for exploration related services for the three months ended March 31, 2010.

NOTE 11 - NET LOSS PER SHARE

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share for the six months ended June 30, 2010 and 2009 is the same as basic loss per share. For the six months ended June 30, 2010 and 2009, the following potential shares of common stock that would have been issuable have been excluded from the calculation of diluted loss per share because the effects, as a result of our net loss, would be anti-dilutive.

The following table represents the computation of basic and diluted losses per share at June 30, 2010 and 2009.

	June 30
	2010	2009
Losses available for common shareholders	(239,380)	(77,077)

Basic and diluted weighted average common shares outstanding	11,071,667	10,642,897

Basic and diluted loss per share	$(0.02)	$(0.01)

Net loss per share is based upon the weighted average shares of common stock outstanding.

UNITED MINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 12 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the three months ended June 30, 2010 and 2009 consist of the following:

	June 30, 2010	June 30, 2009
Current:
Federal		$
State

Deferred:
Federal	$74,064		23,848
State	21,544		6,937
	95,608		30,785
Benefit from the operating loss carry forward	(95,605)		(30,785)

(Benefit) provision for income taxes, net	$-		-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	June 30, 2010	June 30, 2009

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	9.0%	9.0%
Valuation Allowance	(43.0%)	(43.0%)

Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	June 30, 2010	June 30, 2009

Net operating loss carry forward
Valuation allowance	(95,608)	(30,785)

Deferred income tax asset	$-	-

The Company has a net operating loss carry forward of approximately $4,832,700 available to offset future taxable income through 2030.

The Company recognized an income tax provision of $95,605 and $30,785 for the six months ended June 30, 2010 and 2009, respectively, despite losses before taxes. The year-to-date provision is primarily due to the recording of a valuation allowance on the Company’s U.S. deferred tax assets as of June 30, 2010. The valuation allowance was recorded at the end of the first quarter of 2010 to reduce certain U.S. federal and state net deferred tax assets to their anticipated realizable value.

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence, giving greater weight to its recent cumulative losses and its ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences. The Company performed this evaluation as of the year ended December 31, 2009 and the quarters ended June 30, 2010. At that time the Company continued to have sufficient positive evidence, including recent cumulative profits, a reduction in operating expenses, the ability to carry-back losses against prior taxable income and an expectation of improving operating results, showing a valuation allowance was not required. At the end of the quarter ended June 30, 2010, changes in previously anticipated expectations and continued operating losses necessitated a valuation allowance against the tax benefits recognized in this quarter and prior quarters since they are no longer “more-likely-than-not” realizable. Under current tax laws, this valuation allowance will not limit the Company’s ability to utilize U.S. federal and state deferred tax assets provided it can generate sufficient future taxable income in the U.S.

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

NOTE 13 – SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, and have determined that the following events are reasonably likely to impact the financial statements:

On July 13, 2010 the Company issued 11,000 common stock of the company for services and expensed $30,030.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

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

Overview

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

Company Overview - continued

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

Mill Site Buildings - continued

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

Physiographic

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

2.	AJAX GOLD MINE; T22S, R10E, Sec 5, G and SR Meridian. 7 X 20 acre claims or 140 acres

3.	Placer gold claims; T22S, R10E, Sec. 22 and 27, G and SR Meridian. 2 X 20 acre claims or 40 acres

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

For the six months ended June30, 2010 and 2009, we generated no revenue. Our future revenue plan is uncertain and is dependent on our ability to effectively mine our products, generate sales, and obtain contract mining opportunities. There are no assurances of the ability of our company to begin to mine our claim. The cost of mining is cost intensive. Accordingly, it is critical for us to raise appropriate capital to implement our business plan.  We incurred losses of $239,380 and $77,077 for the six months ended June 30, 2010 and 2009 respectively. Our losses since our inception through June 30, 2010 amount to $4,832,700.

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

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Quarterly Report on Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, Annual Report on Form 10-K, and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business is currently conducted principally in the United States. As a result, our financial results are not affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets. We do not engage in hedging transactions to reduce our exposure to changes in currency exchange rates, although if the geographical scope of our business broadens, we may do so in the future.

Our exposure to risk for changes in interest rates relates primarily to our investments in short-term financial instruments. Investments in both fixed rate and floating rate interest earning instruments carry some interest rate risk. The fair value of fixed rate securities may fall due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Partly as a result of this, our future interest income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have fallen in estimated fair value due to changes in interest rates. However, as substantially all of our cash equivalents consist of bank deposits and short-term money market instruments, we do not expect any material change with respect to our net income as a result of an interest rate change.

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4. - CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of June 30, 2010. This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended June 30, 2010. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Annual Report on Form 10-K as of December 31, 2010.

PART II
OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

We are currently not involved in any litigation except noted below that we believe could have a material adverse effect on our financial condition or results of operations. Other than described below, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting the Company, our common stock, any of our subsidiaries or of the Company’s or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A - RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 6, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the three months ended March 31, 2010, the Company issued 26,000 shares of common for compensation to consultants for the fair value of the services rendered by consultants and expensed $40,000.  The Company also cancelled 37,500 shares of common stock which resulted in a reduction to previously recognized consulting expenses of $18,750.  In March 2010 the Company Board of Directors granted 38,000 common shares but the shares were not issued until April 2010.  Of these10,000 shares were for prepaid services of $40,000, 13,000 shares were for past consulting services of $47,500, and 15,000 shares for future advisory services.  The issuance of stock for consulting services consideration to consultants, management and the Board of Directors for the fair value at the services rendered.

During the three months ended June 30, 2010, the Company issued 11,000 common shares for compensation to consultants for the fair value of the services rendered by consultants and expensed $48,100. The value of those shares is normally determined based on the value of the stock at the dates on which the agreements entered into for the services.

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

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2010.

ITEM 5. - OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6. - EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant Date: August 16, 2010	United Mines, Inc. By: /s/ Glenn e. Martin
Glenn E. Martin
Chief Executive Officer (Principal Executive Officer)

Registrant Date: August 16, 2010	United Mines, Inc. By: /s/ Robert Leitzman
Robert Leitzman
Chief Financial Officer (Principal Accounting Officer)