Form 10-Q
period 2010-09-30
UNITED MINES INC
filed 2010-11-12
CIK 1393772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 000-53727

UNITED MINES, INC.

(Name of small business issuer as specified in its charter)

Arizona	83-0452269
( State or other jurisdiction of incorporation or organization)	( IRS Employer Identification No.)

11924 North Centaurus Place, Oro Valley, AZ  85737

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
 Yes ☐ No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2010
Common stock, $0.01 par value	11,425,049

UNITED MINES, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

UNITED MINES, INC.
(A Exploration Stage Company)
BALANCE SHEETS

ASSETS:
	September 30, 2010	December 31, 2009
	(unaudited)	(audited)

CURRENT ASSETS
Cash	$1,948	$28,097
Prepaid expense	30,000	-
Total current assets	31,948	28,097

PROPERTY AND EQUIPMENT, net	4,412	732

OTHER ASSETS
Other assets - mining claims	100,500	100,500
Deposit	11,000	11,000
	111,500	111,500

TOTAL ASSETS	$147,859	$140,328

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

CURRENT LIABILITIES:
Notes payable	$35,000	$35,000
Accounts payable	16,500	-
Accrued expenses and other liabilities	9,609	6,991
Advances from affiliates	112,486	48,470
Total current liabilities	173,595	90,461

Total liabilities	173,595	90,461

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 100,000,000 shares authorized;
11,366,049 and 10,987,597 issued and outstanding as of
September 30, 2010 and December 31, 2009, respectively	11,368	10,988
Additional paid-in capital	4,869,033	4,632,199
Accumulated deficit during this exploration stage	(4,906,135)	(4,593,320)
Total stockholders' equity	(25,735)	49,867

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$147,859	$140,328

The accompanying notes are an integral part of these condensed financial statements.

UNITED MINES, INC.
(A Exploration Stage Company)
STATEMENTS OF OPERATIONS - (unaudited)
					For the Period
	Three Months Ended		Nine Months Ended		from August 20, 1999
	September 30,		September 30,		(inception) through
	2010	2009	2010	2009	September 30, 2010

OPERATING EXPENSES:
General and administrative expenses	53,060	54,543	278,161	96,421	4,709,392
Sales and marketing expenses	1,053	2,030	2,762	3,826	78,844
Exploration expenses	14,000	20,460	27,954	51,247	95,393
Depreciation and amortization	440	440	1,320	1,320	5,871
Total operating expenses	68,553	77,473	310,197	152,814	4,889,500
OPERATING LOSS	(68,553)	(77,473)	(310,197)	(152,814)	(4,889,500)

OTHER INCOME (EXPENSE):
Interest expense	(882)	(882)	(2,618)	(2,618)	(16,635)
TOTAL OTHER INCOME (EXPENSE)	(882)	(882)	(2,618)	(2,618)	(16,635)

NET LOSS	$(69,435)	$(78,355)	$(312,815)	$(155,432)	$(4,906,135)

NET INCOME PER SHARE:

Basic and diluted:	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Weighted average of number of shares outstanding	11,342,318	10,659,104	11,162,875	10,648,359

The accompanying notes are an integral part of these condensed financial statements.

UNITED MINES, INC
( A Exploration Stage Company)
STATEMENTS OF CASH FLOWS - (unaudited)
			For the Period from
	Nine Months Ended		August 20, 1999
	September 30,		(inception) to
	2010	2009	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(312,815)	$(155,432)	$(4,906,135)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	1,320	1,320	5,870
Amortization of coversion option	-	-	8,750
Common stock issued for compensation	242,961	13,001	4,207,792
Common stock cancelled	(18,750)		(18,750)
Changes in assets and liabilities:
Prepaid expenses	(30,000)		(30,000)
Accounts payable	16,500	-	16,500
Accrued liabilities	2,618	(2,209)	9,608
Net cash used in operating activities	(98,166)	(143,320)	(706,365)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	-	-	(11,000)
Purchase of property and equipment	(5,000)	-	(10,784)
Net cash used in investing activities	(5,000)	-	(21,784)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affilites	64,016	34,360	192,626
Repayments to affiliates	-	-	(74,580)
Proceeds from stock subscriptions	13,000	103,000	612,050
Net cash provided by financing activities	77,016	137,360	730,096
			-
INCREASE (DECREASE) IN CASH	(26,150)	(5,960)	1,947
CASH, BEGINNING OF YEAR	28,097	11,427	-
CASH, END OF PERIOD	$1,947	$5,467	$1,947

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

UNITED MINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 1 - DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the State of Arizona on August 20, 1999 ("Inception Date") as Plae, Inc. to engage in the exploration of gold and silver mining properties The Company has a calendar year end for reporting purposes. The Company is in the process of acquiring mineral properties or claims located in the State of Arizona, USA. The recoverability of amounts from the properties or claims will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying properties and/or claims, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property and/or claim agreements and to complete the development of the properties and/or claims, and upon future profitable production or proceeds for the sale thereof. The name was changed on February 18, 2005 to King Mines, Inc. and then subsequently changed to its current name on March 30, 2005. No shares of common stock were issued until the Company became United Mines, Inc. The Company's corporate office is located at 11924 N Centaurus PI, Oro Valley, AZ 85737.

NOTE 2 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has sustained losses from operations and no revenues from operations.  Through September 30, 2010 the Company accumulated a net loss of $4,906,135.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  Significant accounting policies are as follows:

Basis of Presentation

The Company has produced minimal revenue from its principal business and is an exploration stage company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915-10 “Development Stage Entities”. The Company devotes substantially all of its efforts to acquiring and exploring mining interests that management believes will eventually provide sufficient net profits to sustain the Company’s existence. Until such interests are engaged in major commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the development stage.  Mining companies subject to this Topic are required to label their financial statements as an “Exploratory Stage Company,” pursuant to guidance provided by SEC Guide 7 for Mining Companies.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Revenue Recognition - continued

Revenue includes sales value received for our principle product, silver, and associated by-product revenues from the sale of by-product metals consisting primarily of gold and copper. Revenue is recognized when title to silver and gold passes to the buyer and when collectibility is reasonably assured. The passing of title to the buyer is based on terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets (for example, the London Bullion Market, an active and freely traded commodity market for both gold and silver).

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at September 30, 2010, but the Company’s mineral properties will be subject to standards for mine reclamation that is established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

The Company management reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of September 30, 2010, management has determined that no impairment loss is required.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

The Company adopted the provisions of FASB Interpretation No. 48; “Accounting For Uncertainty In Income Taxes” - An Interpretation of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At September 30, 2010, the Company did not record any liabilities for uncertain tax positions.

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence, giving greater weight to its recent cumulative losses and its ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences. The Company performed this evaluation as of the year ended December 31, 2009 and the quarter ended September 30, 2010. At that time the Company continued to have sufficient positive evidence, including recent cumulative profits, a reduction in operating expenses, the ability to carry-back losses against prior taxable income and an expectation of improving operating results, showing a valuation allowance was not required. At the end of the quarter ended September 30, 2010, changes in previously anticipated expectations and continued operating losses necessitated a valuation allowance against the tax benefits recognized in this quarter and prior quarters since they are no longer “more-likely-than-not” realizable. Under current tax laws, this valuation allowance will not limit the Company’s ability to utilize U.S. federal and state deferred tax assets provided it can generate sufficient future taxable income in the U.S.

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

Concentration of Credit Risk

The Company maintains its operating cash balances in banks located in Arizona. Currently the Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Fair Value of Financial Instruments - continued

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company in the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our consolidated financial statements.

On February 24, 2010, the FASB issued guidance in the “Subsequent Events” topic of the FASC to provide updates including: (1) requiring the company to evaluate subsequent events through the date in which the financial statements are issued; (2) amending the glossary of the “Subsequent Events” topic to include the definition of “SEC filer” and exclude the definition of “Public entity”; and (3) eliminating the requirement to disclose the date through which subsequent events have been evaluated. This guidance was prospectively effective upon issuance. The adoption of this guidance did not impact the Company’s consolidated results of operations of financial condition.

No other accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

The Company adopted ASC Topic 718, using a modified prospective application transition method, which establishes accounting for stock-based awards in exchange for employee services. Under this application, the Company is required to record stock-based compensation expense for all awards granted after the date of adoption and unvested awards that were outstanding as of the date of adoption. ASC Topic 718 requires that stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized in expense over the requisite services period. Any subsequent changes in the market value of the underlying common stock are reflected in the expense recorded in the subsequent period in which that change occurs.

Common stock, stock options and warrants issued to other than employees or directors in exchange for services are recorded on the basis of their fair value, as required by ASC Topic 718, which is measured as of the date required by ASC Topic 505-50. In accordance with ASC Topic 505-50, the non-employee stock options or warrants are measured at their fair value as of the earlier of the date at which a commitment for performance to earn the equity instruments is reached (“performance commitment date”) or the date at which performance is complete (“performance completion date”).

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s fixed assets as of September 30, 2010 and December 31, 2009 are as follows:

	September 30,	December 31,
	2010	2009
Equipment	$10,282	$5,282
Accumulated depreciation	(5,870)	(4,550)
Total	$4,852	$732

Depreciation expense for the nine months ended September 30, 2010 is $1,320 compared to $1,320 for September 30, 2009.

UNITED MINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

NOTE 6 – SHARE CAPITAL

On August 20, 1999 the Company authorized 1,000,000 shares of common stock and amended is articles of incorporation in 2006 to increase the authorized to 100,000,000 shares of common stock, at $.001 par value, and 11,366,049 are issued and outstanding as of September 30,  2010.

During the nine months ended September 30, 2010, the Company issued 16,000 shares of common stock for compensation to the Board of Directors and CFO services for the fair value of the services rendered by consultants and expensed $40,000.  The Company also cancelled 37,500 shares of common stock which resulted in a reduction to previously recognized consulting expenses of $18,750.  The Company issued 10,000 shares  for prepaid services of $40,000 for Edgar services, and 41,500 shares were for  consulting services of $72,500.  The issuance of stock for consulting services consideration to consultants, management, and the Board of Directors was for the fair value at the services rendered.  The value of those shares is normally determined based on the value of the stock at the dates on which the agreements entered into for the services.

During the nine months ended September 30, 2010, the Companyissued 5,200  shares of common stock for $13,000 in proceeds.  The Company also issued 322,452 shares of common stock as stock dividends to its shareholders.

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

NOTE 9 – NOTES PAYABLE

On December 7, 2007 the Company issued a 10% note payable to the Lebrecht Group, PC for services rendered related to the registration of certain securities of the Company.  The note and accrued interest were due December 7, 2008 and at the option of the holder payable in full on the maturity date or in 12 monthly payments beginning on the maturity date.  The note and accrued interest are convertible to common shares at any time at the option of the holder at 75% of the average closing bid price on the five trading days immediately preceding the conversion.  Management estimates at this time that 20,000 shares may be issued if this conversion feature is exercised.

In accordance with generally accepted accounting principles, the 25% discount to market related to the conversion feature has been reported as a component of additional paid in capital.  Additionally, since this represents a prepayment for services related to a future public offering, management has elected to offset the cost to future capital raised as a result of the offering, if any.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company is managed by its key shareholders who are also officers and directors of the Company.  The balance of advances from our key shareholders for cash advanced to the Company as of September 30, 2010 is $112,486 and $48,470 at December 31, 2009.  These advances do not convert to common stock and they are non interest bearing advances.

An entity affiliated with two of the shareholders provides office space and other support on a month to month basis.  The entity has been paid $10,800 in cash for the nine months ended September 30, 2010.  An officer and the above mentioned affiliated entity have also been paid $14,425 in cash for executive salaries and wages for the nine months ended September 30, 2010.

UNITED MINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 11 – NET LOSS PER SHARE

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share for the nine months ended September 30, 2010 and 2009 is the same as basic loss per share. For the nine months ended September 30, 2010 and 2009, the following potential shares of common stock that would have been issuable have been excluded from the calculation of diluted loss per share because the effects, as a result of our net loss, would be anti-dilutive.

The following table represents the computation of basic and diluted losses per share at September 30, 2010 and 2009.

	2010	2009
Losses available for common shareholders	(312,815	(155,432)

Basic and diluted weighted average common shares outstanding	11,162,875	10,648,359

Basic and diluted loss per share	$(0.01)	$(0.01)

Net loss per share is based upon the weighted average shares of common stock outstanding.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, and have determined that the following events are reasonably likely to impact the financial statements:

The Company issued 5,200 common shares for $13,000 in subscribed stock proceeds with 5,200 1 year warrants.  In addition, the Company issued 32,000 common shares for four months of geology services Further the Company issued 2,800shares of  common stock for $7,000 in proceeds on October 29, 2010 with 34,800 one year common stock purchase  warrants.  The Company issued 17,000 shares of common stock for consulting services.

In this Quarterly Report on Form 10-Q,  “Company,” “our company,” “us,” and “our” refer to United Mines, Inc., an Arizona corporation, unless the context requires otherwise.

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

A glossary of the mining and mineral resource terms used in this filing can be found in Exhibit 99.4 to our  Registration Statement on Form S-1, filed December 30, 2008.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Company Overview

We were originally incorporated under the name Plae, Inc., in the State of Arizona on August 20, 1999.  At the time we operated under the name Plae, Inc., no business was conducted.  No books or records were maintained and no meetings were held.   In essence, no  actions were taken  after incorporation until Glenn E. Martin took possession of Plae, Inc.  On February 18, 2005, the corporate name was changed to King Mines, Inc. and then subsequently changed to its current name, United Mines, Inc., on March 30, 2005.  No shares of common stock were issued until we  became United Mines, Inc.

We are an exploration stage mineral exploration company and have been in the mining industry since January 2005.  An exploration stage company is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage.  We currently own four groups of mining claims.  These groups include one primary silver exploration stage mining project, seven gold exploration stage mining projects, three copper exploration stage projects, and one placer gold exploration stage project, all in Arizona, USA.  To date we have no assurance that commercially viable mineral deposits exist on any of the properties we own or where we have mineral rights. Further exploration, at a significant cost to us, will be required before a final evaluation as to the economic and legal feasibility of the properties is determined.  If this evaluation determines that some of the properties do have mineral deposits, we will have to spend substantial funds for their drilling and engineering studies before we will know if we have a commercially viable mineral deposit (a reserve).

In October, 2005, we contracted with Glynn A. Burkhardt and Glynn G. Burkhardt, our current Senior Vice President and our former Emeritus Chairman of the Board, respectively, to transfer the rights and interests they held in 23 mining claim to us, by quitclaim deed, in exchange for 3,600,000 shares of our common stock.  These rights and interests were actually transferred to us in September 2006.

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

Our four groups of mining claims include 92 unpatented Bureau of Land Management (BLM) mining claims in Southern Arizona, USA, totaling 1,840 acres.  These claims are renewable annually for $140 per claim and currently paid through August 31, 2009.  .

In addition to the unpatented mining claims, we own three Arizona State Land Department (ASLD) Mineral Exploration Permits, Nos. 08-110135, 08-110136 and 08-110137, each of which are each good for 5 years, currently thru April 13, 2011.  This Arizona state land department position totals 1,920 acres of land.  These are renewable annually, at $2.00 per acre for year one, no charge per acre for the second year, and $1.00 per acre for years 3-5, plus a $500 renew application fee.  This fee had been paid thru April 13, 2011..

A brief description of the properties where we have mineral rights are discussed below.  For ease of reference we have split our claims and permitted land into “material” projects, those where we plan to begin our exploration activities, and “non-material” projects, those that we will begin any activity on until after we have begun initial exploration on our “material” projects.  For our material projects we have included various maps and information related to the project in our prior quarterly and annual disclosures.  For our non-material projects we do not include as much in-depth information.

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

Size:  This project encompasses 24 unpatented lode claims totaling 480 acres and three state mineral exploration permits, encompassing 1,920 acres.   All land under this project falls within T.20S. R10E of the Salt River Base Meridian, Pima County, Arizona.

Lode claims C-1 through C-9 and LC 58 and LC 59 form a contiguous block in Section 25 and the north 1/2 of Section 36.   One additional 20 acre lode claim covers the Waterman Mine on the SW 1/4 of Section 22.   Claim corner posts and DM monuments were observed on the ground, and appear in accordance with federal staking regulations.  These are the lode claims that were purchased from the Burkhardts.

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

United Mines Assets at Cerro Colorado and Processing Facility:  Currently, we have mineralized materials in side cast mine dumps, ready to process.     However, this material is not listed on our financial statements as we will not consider these materials as assets until the mineralized materials from the property is processed and extracted.  Bureau of Land Management Inspector William Auby visited our Twin Plant mineralized material processing facility on September 28, 2007  and Inspector Daniel Moore visited November 2009 and gave permission to go ahead under the current Plan of Operations to start to processing mineralized material with our permitted 100-ton a day gravity float and to upgrade our heap leach system.   A modified Plan of Operations will be submitted for approval once we receive sufficient funding to cover our anticipated costs associated with these operations.  In November 2009, our Twin Plant mill site passed our ADEQ permitting processing.

Nicholas Barr, Geologist, was commissioned in 2000 by Glynn A. Burkhardt and Glynn G. Burkhardt, to do a pre-feasibility geological investigation on the Cerro Colorado Mining District.   Ongoing sampling and assays reported from 2001 through 2005 were incorporated into the Barr pre-feasibility report, complete thru 2006 for the Company.

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

UMI Group 2 Claims - continued

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

Location and Access

Our Group 2 Claims are located 25 miles northwest of Oracle AZ, in Pinal County, Arizona along state highway 77.  Turn at mile post 106, 5 miles west to Red Beds property, turn at mile post 108, turn west on dirt road Ѕ mile to Blue Copper, and Green Copper properties.  Electrical access is 1/2 mile away on highway 77 and there are no current water facilities at these claims.

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

The Cross Triangle ranch deposit is located in a series of NW to NS trending, low-lying hills, informally referred to by the owners as, from north to south, Rattlesnake Hill, Green Hill, and Blue Hill.  The Cross Triangle has been heavily prospected by trenches and pits, and minor amounts of Cu0x-strained building stone have been shipped.  The Blue Copper mine is located approximately ѕ of a mile NE of the Cross Triangle and consists of a heavily prospected, low-lying hill adjacent to a cattle tank with several surrounding small prospect pits.  Building stone has also reportedly been shipped from this deposit.

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

Our Current Non-Material Projects (Group 3 and 4 Claims)

Description of Properties

To complement the primary silver and copper projects under our exclusive control and operation, we also own 100% of the following unpatented non-material mining properties under jurisdiction of the Bureau of Land Management, Department of Interior.

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

UMI Group 2 Claims - continued

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

General Overview

Due to our fairly recent formation and acquisition of the mineral rights associated with the above properties, we are still early in the process of mapping and sampling these properties for potential mineral deposits.  Therefore, despite our ownership of the mineral rights described above and the fact we have begun plotting, mapping, and sampling from some of the properties, as of the date of this quartelry report we have not extracted any minerals from these properties, other than samples, and have not received any revenue from these exploration activities.  We do not know when, or if, we will begin to receive revenue from these activities.

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

For the nine months ended September 30, 2010 and 2009, we generated no revenue. Our future revenue plan is uncertain and is dependent on our ability to effectively mine our products, generate sales, and obtain contract mining opportunities. There are no assurances of the ability of our company to begin to mine our claim. The cost of mining is cost intensive. Accordingly, it is critical for us to raise appropriate capital to implement our business plan.  We incurred losses of $312,815 and $155,432 for the nine months ended September 30, 2010 and 2009 respectively. Our losses since our inception through September 30, 2010 amount to $4,906,135.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of September 30, 2010. This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended September 30, 2010. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Annual Report on Form 10-K as of December 31, 2009.

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

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the nine months ended September 30, 2010, the Company issued 16,000 shares of common stock for compensation to the Board of Directors and CFO services for the fair value of the services rendered by consultants and expensed $40,000.  The Company also cancelled 37,500 shares of common stock which resulted in a reduction to previously recognized consulting expenses of $18,750.  The Company issued 10,000 shares were for prepaid services of $40,000 for Edgar services, and 41,500 shares were for consulting services of $72,500.  The issuance of stock for consulting services consideration to consultants, management and the Board of Directors for the fair value at the services rendered.  The value of those shares is normally determined based on the value of the stock at the dates on which the agreements entered into for the services.

During the nine months ended September 30, 2010, the Company issued 5,200 shares of  common stock for $13,000 in proceeds.  The Company also issued 322,452 shares of common stock as stock dividends to its shareholders.

The value of those shares is normally determined based on the value of the stock at the dates on which the agreements entered into for the services. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 of Regulation D promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2010.

ITEM 4. - REMOVED AND RESERVED

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

Registrant Date: November 12, 2010	United Mines, Inc. By: /s/ Glenn e. Martin
Glenn E. Martin
Chief Executive Officer (Principal Executive Officer)

Registrant Date: November 12, 2010	United Mines, Inc. By: /s/ Robert Leitzman
Robert Leitzman
Chief Financial Officer (Principal Financial Officer)