Form 10-K
period 2010-12-31
UNITED MINES INC
filed 2011-04-07
CIK 1393772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 000-53727

UNITED MINES, INC.

(Exact name of registrant as specified in its charter)

Arizona	83-0452269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11924 N. Centaurus Place Oro Valley, AZ	85737
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code   (520) 742-3111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	Over the Counter Bulletin Board

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☒ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Aggregate market value of the voting stock held by non-affiliates: $5,680,005 as based on last reported bid and asked price for common stock, as of the last business day of second fiscal quarter, specifically, $1.99 on June 30, 2010.  The voting stock held by non-affiliates on that date consisted of 2,854,274 shares of common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 29, 2011, there were 11,624,440 shares of common stock, par value $0.001, issued and outstanding.

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

United Mines, Inc.

FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010 and 2009

i

Special Note Regarding Forward-Looking Statements

Some of our statements under "Business," "Properties," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations,"" the Notes to Financial Statements and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to certain events, risks and uncertainties that may be outside our control. Some of these forward-looking statements include statements of:

•	management's plans, objectives and budgets for its future operations and future economic performance;
•	capital budget and future capital requirements;
•	meeting future capital needs;
•	realization of any deferred tax assets;
•	the level of future expenditures;
•	impact of recent accounting pronouncements;
•	the outcome of regulatory and litigation matters; and
•	the assumptions described in this report underlying such forward-looking statements.

Actual results and developments may materially differ from those expressed in or implied by such statements due to a number of factors, including:
•	those described in the context of such forward-looking statements;
•	future development and related costs;
•	changes in our incentive plans;
•	market price for minerals;
•	the markets for mineral commodities; and
•	the risk factors described in other documents and reports filed with the Securities and Exchange Commission.

In some cases, forward-looking statements are identified by terminology such as "may," "will," "should," "could," "would," "expects," "plans," "intends," "anticipates," "believes," "estimates," "approximates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of such statements and is under no duty to update any of the forward-looking statements after the date of this report.

Unless otherwise noted, references in this Form 10-K to “United Mines, Inc.”, “UNMN”,“UMI” “we”, “us”, “our”, and the “Company” means United Mines, Inc., an Arizona corporation.  Our principal place of business is located at 11924 N. Centaurus Place, Oro Valley, AZ 85737.   Our telephone number is (520) 742-3111.

ii

PART I

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

A glossary of the mining and mineral resource terms used in this Annual Report is incorporated by reference to Exhibit 99.3, from our registration statement on Form S-1 (Amendment #1), filed with the Securities and Exchange Commission on March 20, 2009.

Company Overview

We were originally incorporated under the name Plae, Inc., in the State of Arizona on August 20, 1999.  At the time we operated under the name Plae, Inc., no business was conducted.  No books or records were maintained and no meetings were held.   In essence, nothing was done after incorporation until Glenn E. Martin took possession of Plae, Inc. in January 2005.  On February 18, 2005, the corporate name was changed to King Mines, Inc. and then subsequently changed to its current name, United Mines, Inc., on March 30, 2005.  No shares were issued until the Company became United Mines, Inc.

We are a mineral exploration stage company and have been in the mining industry since January 2005.  An exploration stage company is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage.  We currently own four groups of mining claims.  These groups include one primary silver exploration stage mining project, seven gold exploration stage mining projects, three copper exploration stage projects, and one placer gold exploration stage project, all in Arizona, USA.  To date, we have no assurance that commercially viable mineral deposits exist on any of the properties we own or where we have mineral rights. Further exploration, at a significant cost to us, will be required before a final evaluation as to the economic and legal feasibility of the properties is determined.  If this evaluation determines that some of the properties do have mineral deposits we will have to spend substantial funds for their drilling and engineering studies before we will know if we have a commercially viable mineral deposit (a reserve).

In October, 2005, we contracted with Glynn A. Burkhardt and Glynn G. Burkhardt, our current Senior Vice President and our former Emeritus Chairman of the Board, respectively, to transfer the rights and interests they held in 23 mining claim to us, by quitclaim deed, in exchange for 3,600,000 shares of our common stock.  These rights and interests were actually transferred to us in June 2006 (See Exhibit 10.4 Quitclaim Deeds incorporated by reference to from our registration statement on Form S-1 (Amendment #1), filed with the Securities and Exchange Commission on March 20, 2009).

ITEM 1 – BUSINESS - continued

Corporate History - continued

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

Our four groups of mining claims include 92 unpatented Bureau of Land Management (BLM) mining claims in Southern Arizona, USA, totaling 1840 acres.  These claims are renewable annually for $140 per claim and currently paid through August 31, 2011.  (See Exhibit 99.1 Mining Claim Ledger, incorporated by reference to from our registration statement on Form S-1 (Amendment #1), filed with the Securities and Exchange Commission on March 20, 2009, for both our 38 material mining claims and our 54 non-material mining claims).

In addition to the unpatented mining claims, we own three Arizona State Land Department (ASLD) Mineral Exploration Permits, Nos. 08-110135, 08-110136 and 08-110137, each of which are each good for 5 years, currently thru April 13, 2011.  This Arizona state land department position totals 1,920 acres of land.  These are renewable annually, at $2.00 per acre for year one, no charge per acre for the second year, and $1.00 per acre for years 3-5, plus a $500 renew application fee.  This fee had been paid thru April 13, 2011. (See Exhibit 99.2 ASLD Mineral Exploration Permits incorporated by reference registration statement on Form S-1 filed with the Securities and Exchange Commission on December 30, 2008).

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

Lode claims C-1 through C-9 and LC 58 and 59 form a contiguous block in Section 25 and the north 1/2 of Section 36.   One additional 20 acre lode claim covers the Waterman Mine on the SW 1/4 of Section 22.   Claim corner posts and DM monuments were observed on the ground, and appear in accordance with federal staking regulations. (See our permits and the Project Area and Lode Claim/State Lease Maps for this project in Exhibit 99.4, incorporated by reference to our registration statement on Form S-1 (Amendment #1), filed with the Securities and Exchange Commission on March 20, 2009.).  These are the lode claims that were purchased from the Burkhardts.

ITEM 1 – BUSINESS - continued

Our Current Material Projects - continued

Permitted heap leach facilities, under lead agency jurisdiction of the Arizona State Department of Environmental Quality, are located in central portions of lode claim 58 and 59 (LC58 and LC59).  The permitted twin plant facility is discussed in further detail under “Mill Sites” below.

The reclamation bonds are currently held by Glynn A. Burkhardt in the name of Glynn A. Burkhardt and Glynn G. Burkhardt, under contract to us.  A BLM required Reclamation Bond of $9,000 is in place.   In addition, a $5,000 Arizona Department of Environmental Quality (“ADEQ”) bond is in place for aquifer protection permit #P-101031.  Transfer of these bonds from the Burkhardts to UMI, is in process.

Bonding requirements for proposed exploration and mining activities on state land have been met.  Currently, we have $11,000 in mineral exploration reclamation bonds covering UMI’s 3 Arizona State Land Department Mineral Exploration Permits 08-110135, 08-110136 and 08-110137.

Cerro Colorado Exploration:   Several groups of mining claims on the Cerro Colorado properties are currently being evaluated for various phases of exploration activity.  Planned 2011/2012 exploration includes underground and surface drilling on The South Clark properties in an effort to discover any possible mineralized materials.  (See Exhibit 99.4incorporated by reference to our registration statement on Form S-1 (Amendment #1), filed with the Securities and Exchange Commission on March 20, 2009.)

Cerro Colorado Strategy:   This is the location we plan on exploring first.  We hope to establish precious metals production from this location in order to produce cash flow which will sustain the company while exploration of further company owned sites is begun.  We will initiate bulk sample metallurgical testing of mineralized material from several of our silver mines at this location.

United Mines Assets at Cerro Colorado and Processing Facility:  Currently, we have mineralized materials in side cast mine dumps, ready to process.   However, this material is not listed on our financial statements as we will not consider these materials as assets until the mineralized materials from the property is processed and extracted.  Bureau of Land Management Inspector William Auby visited our Twin Plant mineralized material processing facility on September 28, 2007, BLM Inspector Daniel Moore visited our processing facility in Dec. 2009 and again in February 2011 and gave permission to go ahead under the current Plan of Operations to start to processing mineralized material with our permitted 100-ton a day gravity float and to upgrade our heap leach system.   A modified Plan of Operations will be submitted for approval once we receive sufficient funding to cover our anticipated costs associated with these operations.  In November 2007& November 2009, our Twin Plant mill site passed our ADEQ permitting processing.

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

ITEM 1 – BUSINESS - continued

Our Current Material Projects - continued

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

ITEM 1 – BUSINESS - continued

Our Current Material Projects - continued

We will operate strictly in accordance with Mine Safety and Health Administration (MSHA), Occupational Safety and Health Administration (OSHA), Arizona State Mine Inspector and ADEQ regulations.  We will install heavier gauge geomembranes (a kind of geosynthetic material, specifically impermeable membranes used widely as cut-offs and liners) in the heap leach pad and ponds than required by ADEQ together with a compacted clay liner underneath the geomembranes in order to further decrease the potential for cyanide solution leakage into the ground.

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

Heap Leach Process

Each lift of mineralized material on the one acre pad will be leached for approximately 21 days with a dilute solution of sodium cyanide.  The solution will be dripped onto the mineralized material from a grid of PVC pipes.  The resulting pregnant solution will be collected by another grid of perforated piping which overlays the geomembranes pad liner.  The piping network will transport the pregnant solution from the leach pad to the pregnant solution pond.

ITEM 1 – BUSINESS - continued

Our Current Material Projects - continued

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

Blue Copper Project 2012/2013 Exploration:  We plan on road repair, surface mapping/ sampling, possible geo-physical and drilling, and then initiate surface and underground mapping/ sampling, exploration, bulk sample metallurgical testing, drilling, step out and possible in-fill reverse circulation and core drilling of high grade areas, at some point in the future.  However, we will not begin any of these activities until we submit a proposed Plan of Operations.  We do not plan on submitting a proposed Plan of Operations for this property until we receive sufficient funding to move forward with activities at this location.

Location and Access

Our Group 2 Claims are located 25 miles northwest of Oracle, AZ, in Pinal County, Arizona along state highway 77.  Turn at mile post 106, 5 miles west to Red Beds property, turn at mile post 108, turn west on dirt road ½ mile to Blue Copper, and Green Copper properties.  Electrical access is 1/2 mile away on highway 77 and there are no current water facilities at these claims.

ITEM 1 – BUSINESS - continued

Our Current Material Projects - continued

Physiographic

The Durham Hills are located approximately 30 mi NW of Tucson, Pinal County, Arizona off State highway 77 at between Mile Posts 104 and 108.  Two main Cr0x deposits are hosted in two structural blocks, a west block and an east block, separated by a NW-trending high-angle normal fault.  There are two deposits known as the Cross Triangle Ranch deposit, located in the western block and the Magna Well deposit, located in the eastern.  The Magma Well deposit has also been referred to as the Edwards Mine, the Owen Mine and more regularly as the Blue Copper Mine.  In this annual report, the name Blue Copper will be used.

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

Structural Geology

Foliation and lineation in the quartz monzonite and mylonitic schist is highly suggestive of detachment fault processes.  The overall strike and dip of the foliation and lineation would seem to suggest a top to the NE extension.  However, preliminary analysis of possible shear indicators in the mylonite (stretched and rotated quartz grains) suggests top to the SW extension, which is consistent with the regional sense of shear in the Catalina-Tortolita metamorphic core complex.  This geometry indicates that the rocks in the Durham Hills have been rotated and back-tilted along high-angle, listric normal faults.

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

The Ostrich/Big Three 2012/2013 Explorations:  We will handle road repair, surface mapping and/or sampling and possible geo-physical & drilling.  Cleanup of the mine portals as well as collar repair and/or replacement will be accomplished as required.  In the future we also hope to proceed with road repair, surface and underground mapping and/sampling, underground clean out, repair and exploration, bulk sample metallurgical testing, surface and possible underground drilling.  We will not begin any of these activities until we submit a proposed Plan of Operations.  The Plan of Operations will not be submitted to BLM until we receive sufficient funding to conduct operations at this property.

Tres Amigos & Sorrel Top 2012/2013 Exploration:  Several portions of mining claims on the Tres Amigos and Sorrel Top properties are currently being evaluated for after we receive sufficient funding to conduct operations at this property.  Exploration activities will include underground and surface drilling on the Tres Amigos and Sorrel Top properties.  Surface and underground mapping & sampling, geo-chem, and possible geo-physical exploration is also planned for this site once we receive sufficient funding to conduct operations at this property.

ITEM 1 – BUSINESS - continued

Our Current Non-Material Projects (Group 3 and 4 Claims) - continued

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

ITEM 1 – BUSINESS - continued

Our Current Non-Material Projects (Group 3 and 4 Claims) - continued

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

Overview

Due to our fairly recent formation and acquisition of the mineral rights associated with the above properties, we are still early in the process of mapping and sampling these properties for potential mineral deposits.  Therefore, despite our ownership of the mineral rights described above and the fact we have begun plotting, mapping, and sampling from some of the properties, as of the date of this Annual report, we have not extracted any minerals from these properties, other than samples, and have not received any revenue from these exploration activities.  We do not know when, or if, we will begin to receive revenue from these activities.

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

ITEM 1 – BUSINESS - continued

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

New Product Development

As our Company is in the mining industry we are not involved in any new product development.

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

ITEM 1 – BUSINESS - continued

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

Having a currently permitted mill site, we are approved to extract any mineralized material from the Cerro Colorado properties.  Before doing this we must obtain a Notice of Intent (NOI) to extract these mineralized materials from our side cast mine dumps.

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

Effect of Government Regulation on Business

As a company in the mining industry government regulations, primarily environmental regulations, affect our business and the processes and methodologies we utilize in all facets of our business, beginning with government permitting prior to any activities taking place at the mines, all the way through extraction of any minerals found at the mines.

As such, we will operate strictly in accordance with Mine Safety and Health Administration (MSHA), Occupational Safety and Health Administration (OSHA), Arizona State Mine Inspector and Arizona Department of Environmental Quality (ADEQ) regulations.   Compliance with these government regulations is expected to cost us approximately $75,000 per year.  Once we are in the test productions phase, we anticipate our bonds will increase to over $250,000 to $300,000 per year.  Currently, we are undertaking the following to help keep us in compliance with various government regulations.

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

Heap Leach Process

Each lift of mineralized material on the one acre pad will be leached for approximately 21 days with a dilute solution of sodium cyanide.  The solution will be dripped onto the mineralized material from a grid of PVC pipes.  The resulting pregnant solution will be collected by another grid of perforated piping which overlies the geomembranes pad liner.  The piping network will transport the pregnant solution from the leach pad to the pregnant solution pond.

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

ITEM 1 – BUSINESS - continued

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

Employees

As of December 31, 2010, we, employ a total of 4 full-time employees, all at the executive level.

We are not aware of any problems in our relationships with our employees and pride ourselves that a majority of our employees have worked with us (including our subsidiaries) for several years.  Our employees are not represented by a collective bargaining organization and we have never experienced any work stoppage.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

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

To date, we have relied on recent private placement financings in order to fund exploration of the properties.  We will continue to require additional financing to complete our plan of operations for exploration work at the properties and to pursue additional exploration at other mineral properties.  While our financing requirements may be reduced if we successfully extract valuable minerals, any impairment in our ability to raise additional funds through financings would reduce the available funds for the exploration of the properties, including additional exploration activities, with the result that our plan of operations may be adversely affected and potential recoveries reduced or delayed.  We believe we currently have working capital to remain in business for three months under our current business plan.

ITEM 1A. – RISK FACTORS. - continued

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

Our activities at the properties are currently in the exploration stage. We have permitted Plans of Operations for our three state permit properties, which include mapping, surveying, rock-chip sampling, road improvement, assay tests, and other exploration activities at the properties as part of our exploration program, but we have not yet established a commercially viable operation on the properties.  There is no requirement that we have any activities at the 89 unpatented mining claims, as these claims are renewable annually at $140 per claim.  We are currently paid through August 31st 2011 on these claims.  There is no assurance that we will recover any gold, silver, copper or other minerals on any of our properties, and no assurance that if we do, that we will recover quantities that will enable us to continue our operations.  If we are not able to continue our operations our investors would likely lose their entire investments.

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

ITEM 1A. – RISK FACTORS. - continued

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

Our exploration activities are subject to adverse operating conditions.  Exploration accidents or other adverse incidents, such as cave-ins or flooding, could affect our ability to continue mining activities.  The occurrence of any of these events could cause a substantial delay in the exploration of minerals or could reduce the amount of gold, silver, copper or other minerals that we may be able to recover, with the result that our ability to achieve recoveries from sales of the minerals and to sustain operations would be adversely impacted.  Adverse operating conditions may also cause our operating costs to increase.  Exploration accidents or other adverse events could also result in an adverse environmental impact to the land on which our operations are located with the result that we may become subject to the liabilities for environmental cleanup and remediation.

As we have never reported revenues since our inception, there is no assurance that we will be able to continue as a going concern.

Our financial statements included with this Annual Report for the years ended December 31, 2010 and 2009, have been prepared assuming that we will continue as a going concern.  Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the years ended December 31, 2010 and 2009.  If we are not able to achieve revenues, then we likely will be forced to cease operations and investors will likely lose their entire investment.

Our current liabilities exceed our current assets and we are reliant on loans from certain of our officers and directors to pay our obligations as they become due, if those officers and directors cease loaning us money we would have problems paying our liabilities as they become due.

As of December 31, 2010, we had working capital of over $1,100.  We also rely on loans from certain officers and directors and the sale of our common stock in private sales to pay our obligations as they become due.  If those officers and directors do not continue to loan us money in the future, or if we are unable to continue to sell our common stock, then we will have problems paying our obligations as they become due.  Obviously if we are unable to pay our obligations as they become due we could be forced to cease operations and investors would likely lose their entire investment.

ITEM 1A. – RISK FACTORS. - continued

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

As of December 31, 2010, our officers and directors owned approximately 74.08% of our outstanding common stock, and are able to elect all of the directors and continue to control United Mines, Inc.  Non-affiliate shareholders own a minority percentage of our common stock and will have minority voting rights.  Investors will not have the ability to control either a vote of our shareholders or Board of Directors.

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

ITEM 1A. – RISK FACTORS. - continued

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

To satisfy the requirements of certain exemptions from registration under the Securities Act of 1933, and to conform with applicable state securities laws, each investor must acquire his Shares for investment purposes only and not with a view towards distribution.  Consequently, certain conditions of the Securities Act may need to be satisfied prior to any sale, transfer, or other disposition of the shares.  Some of these conditions may include a minimum holding period, availability of certain reports, including financial statements from United Mines, Inc., limitations on the percentage of shares sold and the manner in which they are sold.  United Mines, Inc. can prohibit any sale, transfer or disposition unless it receives an opinion of counsel provided at the holder’s expense, in a form satisfactory to United Mines, Inc., stating that the proposed sale, transfer or other disposition will not result in a violation of applicable federal or state securities laws and regulations.  The public market for our shares of common stock has been extremely limited since we became public on July 14, 2009.  Consequently, owners of our shares may have to hold their investment indefinitely and may not be able to liquidate their investments in United Mines, Inc. or pledge them as collateral for a loan in the event of an emergency.

Sales of shares of our common stock by broker – dealers may not be permitted.

Although our common stock is quoted on the over the counter bulletin board (OTCBB) & OTC Markets (OTCQB), there can be no assurances that a trading market for the stock will develop.  As a result, our common stock is covered by a Securities and Exchange Commission rule that opposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors.  For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale.  Consequently, the rule may affect the ability of broker-dealers to sell our securities and may also affect the ability of shareholders to sell their shares in any secondary market.

Currently, there is no market for our securities.

Although our common stock is quoted on the over the counter bulletin board (OTCBB) & OTC Markets (OTCQB), there is presently no market for our securities and there can be no assurance that any such market will develop. In the event a public trading market does develop, there is no assurance it will continue. Therefore, any investment in our common stock may be highly illiquid and without a market value.

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

ITEM 1A. – RISK FACTORS. - continued

Failure or circumvention of our disclosure controls and procedures or internal controls over financial reporting could seriously harm our financial condition, results of operations, and our business.

We plan to continue to maintain and strengthen internal controls and procedures to enhance the effectiveness of our disclosure controls and internal controls over financial reporting. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. Any failure of our disclosure controls and procedures or internal controls over financial reporting could harm our financial condition and results of operations.

The regulation of penny stocks by SEC and FINRA may discourage the tradability of the company’s securities.

The Company is a "penny stock" company.  None of its securities  currently trade in any  market  and,  if  ever  available  for  trading,  will be  subject  to a Securities  and Exchange  Commission  rule that imposes  special sales  practice requirements upon  broker-dealers who sell such securities to persons other than established customers or accredited  investors.  For purposes of the rule,  the phrase "accredited investors" means, in general terms,  institutions with assets in  excess  of  $5,000,000,  or  individuals  having a net  worth in  excess  of $1,000,000  or having an annual  income that  exceeds  $200,000  (or that,  when combined with a spouse's income, exceeds $300,000).  For transactions covered by the rule, the broker-dealer must make a special suitability determination of the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop, because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3,  15g-4,  15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934,  as amended.  Because our securities constitute “penny stocks" within the meaning of the rules, the rules would apply to us and to our securities.  The rules will further affect the ability of owners of shares to sell their securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders  should  be  aware  that,  according  to  Securities  and  Exchange Commission,  the  market  for penny  stocks has  suffered  in recent  years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are  often  related  to the promoter or issuer; (ii) manipulation of prices through prearranged  matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices   involving   high-pressure   sales  tactics  and  unrealistic   price projections  by  inexperienced  sales persons;  (iv)  excessive and  undisclosed bid-ask  differentials  and  markups  by  selling  broker-dealers;  and  (v) the wholesale dumping of the same securities by promoters and  broker-dealers  after prices have been manipulated to a desired level,  leaving investors with losses. Our management is aware of the abuses that have occurred historically in the penny stock market.  Although  we do not expect to be in a position  to  dictate  the  behavior  of the  market  or of  broker-dealers  who participate  in the  market,  management  will  strive  within the  confines  of practical  limitations to prevent the described  patterns from being established  with respect to the Company's securities.

Failure To Achieve And Maintain Effective Internal Controls In Accordance With Section 404 Of The Sarbanes-Oxley Act Could Have A Material Adverse Effect On Our Business And Operating Results.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

ITEM 1A. – RISK FACTORS. - continued

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2007, we have been required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2010, furnish a report by our management on our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported

Climate change and related regulatory responses may impact our business.

Climate change as a result of emissions of greenhouse gases is a significant topic of discussion and may generate U.S. federal and other regulatory responses in the near future. It is impracticable to predict with any certainty the impact of climate change on our business or the regulatory responses to it, although we recognize that they could be significant. However, it is too soon for us to predict with any certainty the ultimate impact, either directionally or quantitatively, of climate change and related regulatory responses.

To the extent that climate change increases the risk of natural disasters or other disruptive events in the areas in which we operate, we could be harmed. While we maintain business recovery plans that are intended to allow us to recover from natural disasters or other events that can be disruptive to our business, our plans may not fully protect us from all such disasters or events.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our management.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated there under, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

ITEM 1B – UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we have not received written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 within the last 180 days before the end of our last fiscal year.

ITEM 2 – PROPERTIES

Our executive offices are located in Tucson, Arizona, at11924 N. Centaurus Place, Oro Valley, AZ85737, Tel: 520-742-3111.  We rent our executive offices from GEM Management Group, LLC, an entity controlled by Nicole M. Breen, our Secretary and Treasurer and one of our directors.  Our offices are approximately 1,000 square feet.  We have completed a three year lease, which expired in May 2009 and continues on month-to-month basis and our rent is $1,500 per month, which includes all utilities.

As noted above, we own mineral rights on various mining properties, the size and locations of which are listed in detail above.

ITEM 3 - LEGAL PROCEEDINGS

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

ITEM 4 – (REMOVED AND RESERVED)

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (OTCBB) & OTC Markets (OTCQB) under the symbol “UNMN.”  Our common stock began listing on the OTC Bulletin Board on November 10, 2009.  Our common stock is only expected to trade on a limited or sporadic basis and should not be deemed to constitute an established public trading market.  There is no assurance that there will be liquidity in the common stock.

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

The following table sets forth the high and low bid information for each quarter within the two most recent fiscal years, as provided by the NASDAQ Stock Markets, Inc  The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended December 31,	Period	High	Low

2010	First Quarter	$5.00	$1.75
	Second Quarter	$2.85	$1.08
	Third Quarter	$2.73	$2.50
	Fourth Quarter	$2.50	$2.00

2009	First Quarter	N/A	N/A
	Second Quarter	N/A	N/A
	Third Quarter	N/A	N/A
	Fourth Quarter	$5.00	$0.25

On March 29, 2010, the closing bid price of our common stock was $1.05.

The Securities Enforcement and Penny Stock Reform Act of 1990 require additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock.  The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

Holders

As of December 31, 2010, there were 11,624,440 shares of our common stock issued and outstanding and held by 202 holders of record.  We believe many of the shares of our common stock are held in “street name” and, therefore, we believe the actual number of shareholders is slightly higher.

Dividend Policy

As of December 31, 2010, we had paid 505,843 shares of common stock dividends.  Our stock dividend program is set at a 6% annual rate for 2010, payable 1.5% per quarter. Shareholders who owned our common stock at the end of each our fiscal quarters for 2010, were entitled to a stock dividend of 1.5% of our common stock they own on the applicable record dates.  Any future dividends, stock or cash, will be at the discretion of our Board of Directors and will depend upon such factors as earnings levels, capital requirements, our financial condition and other factors deemed relevant by the Board of Directors.  Our 2010 stock dividend program should not be taken as an indication we will have stock or cash dividends in any future quarters or years.

Transfer Agent

First American Stock Transfer, Inc. is our transfer agent of record located at 4747 North 7th Street, Suite 170, Phoenix, AZ  85014, 602-485-1346.

Securities Authorized for Issuance Under Equity Compensation Plans

There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock, and we do not have any equity compensation plans.

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

As a result, we did not have any options, and 179,000 stock warrants or rights were outstanding as of December, 2010.  These warrants expire in 2011 and have a one year life.

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

Recent Issuance of Unregistered Securities

During the year ended December 31, 2010, the Company issued 128,333 common shares for services and expensed $345,047 as consulting services.  The company issued 16,667 common shares as prepaid expense and the Company capitalized as prepaid expenses of $51,667, the company issued 6,000 common shares for the purchase of a company van and capitalized $15,000 as a new equipment, finally the company issued 17,500 in common shares for $47,500 of cash.  The Company issued stock dividends quarterly of a total stock dividend for the year of 505,843.

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

ITEM 6 – SELECTED FINANCIAL DATA

The following information has been summarized from financial information included elsewhere and should be read in conjunction with such financial statements and notes thereto.

Summary of Statements of Operations of UNMN

Year Ended December 31, 2010 and 2009

Statement of Operations Data
	December 31,
	2010	2009

Revenues	$-	$-
Operating and Other Expenses	(497,644)	(835,069)

Net Loss	$(497,644)	$(835,069)

Balance Sheet Data:
	December 31,

	2010	2009

Current Assets	$52,789	$28,097
Total Assets	183,261	140,328
Current Liabilities	190,575	90,461
Non Current Liabilities	-	-
Total Liabilities	190,575	90,461
Working Capital (Deficit)	(137,786)	(62,364)
Shareholders' Equity (Deficit)	$(7,314)	$49,868

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Disclaimer Regarding Forward Looking Statements

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this annual report. Portions of this document that are not statements of historical or current fact are forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this annual report should be read as applying to all related forward-looking statements wherever they appear in this annual report. From time to time, we may publish forward-looking statements relative to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact included in this section or elsewhere in this report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

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

Revenue Recognition

As the Company is continuing exploration of its mineral properties, no significant revenues have been earned to date. The Company recognizes revenues at the time of delivery of the product.  Revenue includes sales value received for our principle product, gold, and associated by-product revenues from the sale of by-product metals consisting primarily of gold. Revenue is recognized when title to gold passes to the buyer and when collectability is reasonably assured. The passing of title to the customer is based on terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets for example, the London Bullion Market, an active and freely traded commodity market, for both gold and silver, in an identical form to the product sold.

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

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

 - continued

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

Mineral property rights

All direct costs related to the acquisition of mineral property rights are capitalized. Exploration costs are charged to operations in the period incurred until such time as it has been determined that a property has economically recoverable reserves, at which time subsequent exploration costs and the costs incurred to develop a property are capitalized. The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of December 31, 2010, management has determined that no impairment loss is required.

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

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

Summary Overview - continued

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

Explanatory Paragraph in Our Independent Registered Public Accounting Firm Report

Our independent accountants have included an explanatory paragraph in their most recent report, stating that our audited financial statements for the years ending December 31, 2010 and 2009, were prepared assuming that we will continue as a going concern.  They note that we have not yet generated significant revenues, that we have an accumulated working capital deficit, and that there are no assurances that we will be able to meet our financial obligations in the future.

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

We are a mineral exploration stage company and have been in the mining industry since January 2005, when we began doing business in the mining industry.  An exploration stage company is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage.  We currently own four groups of mining claims.  These groups include one primary silver exploration stage mining project, seven gold exploration stage mining projects, three copper exploration stage projects, and one placer gold exploration stage project, all in Arizona, USA.  To date we have no assurance that commercially viable mineral deposits exist on any of the properties we own or where we have mineral rights. Further exploration, at a significant cost to us, will be required before a final evaluation as to the economic and legal feasibility of the properties is determined.  If this evaluation determines that some of the properties do have mineral deposits we will have to spend substantial funds for their drilling and engineering studies before we will know if we have a commercially viable mineral deposit (a reserve).

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

Year ended December 31, 2010 compared to year ended December 31, 2009

Introduction

Our business operations for the year ended 2010 versus 2009 are very similar, reflecting our status as a company that owns several mining properties, but is only in the exploration stage engaged in the search for mineral deposits or reserves, and we are not in either the development or production stage.  While we had no revenues for the years ended December 31, 2010, and 2009, we incurred significant operating costs due to our acquisition of certain mining rights and therefore we continue to operate at a substantial loss.

Revenues, Expenses and Loss from Operations

We had no revenue for the years ended December 31, 2010 or December 31, 2009.  Our general and administrative expenses, other expenses, and net loss for the years ended December 31, 2010 and 2009, and the period since our inception (August 20, 1999) through December 31, 2010, respectively, are as follows:

	December 31, 2010	December 31, 2009	Period from August 20, 1999 (inception) through December 31, 2010

Revenue	$-	$-	-
General and Administrative Expenses	420,543	734,987	4,851,773
Sales and Marketing Expenses	40,187	27,382	116,269
Depreciation and Amortization	1,760	1,760	6,311
Exploration Expenses	31,654	67,439	99,093
Net Loss	$(494,144)	(831,569)	(5,073,446)

As noted above, we did not have any revenues for the years ended December 31, 2010, 2009, or since our inception on August 20, 1999.  For the year ended December 31, 2011, we do not anticipate any revenues from our current 100% owned mining properties.

Our operating expenses for the year ended December 31, 2010, consisted of general and administrative expenses of $420,543, sales and marketing expenses of $40,187, depreciation and amortization of $1,760, and exploration expenses of $31,654.  Our general and administrative expenses for the year ended December 31, 2010, consisted of:compensation to officers, directors and consultants of $31,200 (paid all in stock, valued at $2.50 per share), mine claim maintenance of $34,650, and mining fees of  $5,599, and other miscellaneous expenses such as postage and delivery, telephone, auto and office support staff.  Our operating expenses for the year ended December 31, 2009, consisted of general and administrative expenses of $734,987, sales and marketing expenses of $27,382, and depreciation and amortization of $1,760.  Our general and administrative expenses for the year ended December 31, 2009, consisted of: compensation to officers, directors and consultants of $598,000 (paid all in stock, valued at $2.50 per share), mine claim maintenance of $34,650 and mining fees of $5,599, and other miscellaneous expenses such as postage and delivery, telephone, auto and office support staff.

Our operating expenses and corresponding net loss were almost double in 2010 compared to 2009.  This is for several reasons.  First, during 2010 we issued a total 220,000 shares of our common stock to our officers and directors, and 19,200 shares of our common stock to consultants, for compensation.  Because of the price of our common stock on the OTC Bulletin Board, these shares were valued at $2.50 per share, for a total value of $598,000, which is reflected in our general and administrative expenses for 2010. Prior to 2010 our share price was calculated at $.50 per share.  These shares are restricted in accordance with Rule 144 and not immediately tradable.  In 2010, our expenses included exploration expenses of $99,093, which is the first time since our inception we have separated out our exploration expenses.  These expenses related to our 3 Arizona state exploration permits from the Arizona State Land Department (ASLD).  We had exploration expenses related to the inception of mining activity that began late in 2008 and followed through 2009.

Our net loss for the years ended December 31, 2010 and 2009 was $494,144 and $831,569, respectively.  For the year ended December 31, 2010, our net loss was the result of our operating expenses plus $3,500 in interest expense.  For the year ended December 31, 2009 our net loss consisted of our operating expenses plus $3,500 in interest expense.  As noted above, the significant increase in our net loss for 2010 is primarily a result of the value placed on the shares of our common stock we issued consultants and our officers and directors, as well as our first exploration expenses.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

Year ended December 31, 2010 compared to year ended December 31, 2009 - continued

Liquidity and Capital Resources

Introduction

During the years ended December 31, 2010 and 2009, we did not generate positive operating cash flows. Cash totaled $1,123 and $28,097 at December 31, 2010 and 2009, respectively.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2010 and 2009, respectively, are as follows:

	December 31, 2010	December 31, 2009	Change

Cash	$1,123	$28,097	$16,670
Total Current Assets	52,789	28,097	(18,880)
Total Assets	183,261	140,328	(20,640)
Total Current Liabilities	190,575	48,470	(49,563)
Total Liabilities	$190,575	$90,461	$(3,572)

Cash Requirements

We have very little cash available as of December 31, 2010.  It is very unlikely we will generate any measurable revenues from our operations in 2011, even if we begin exploration.  And even if we do it will not be sufficient revenue to fund our operations. Therefore, we must rely on raising money in private offerings of our common stock during 2011, or on loans from our officers and directors.  If we are not successful in raising funds through private offerings of our common stock, two of our principals, Glenn Martin, our President, and Nicole Breen, our Secretary and Treasurer, have committed to put in up to $25,000 per quarter as necessary to pay for our necessary business expenses for at least the next twelve months.  On October 1, 2008, Mr. Martin and Ms. Breen, agreed to loan us up to $100,000, interest free and unsecured, as needed, during the twelve months ending September 30, 2009, with any amounts loaned due to be paid back one year from the date the money is given to us.  As of December 31, 2008, we had $49,600 in advances from Mr. Martin and Ms. Breen.  Under the loan agreement, through August 15, 2009, Ms. Breen had loaned us $83,970, and Mr. Martin had loaned us $23,065, for a total of $107,035.  After August 15, 2009, we repaid the full amount owing to Mr. Martin, and repaid Ms. Breen $35,500, leaving a balance owed to Ms. Breen of $48,470.  These loans are pursuant to an oral agreement between Mr. Martin, Ms. Breen and our company.  This agreement was ratified by our Board of Directors.  However, we will require additional capital over and above $25,000 per quarter to get our business operating at full strength and while we hope to raise this capital through private offerings of our common stock, but we cannot be assured that such funding will be available.  Ms. Breen and Mr. Martin have both indicated they would be willing to loan us up to an additional $250,000 total on similar terms as the existing loans in the event it becomes necessary thru December 31st. 2010.

Sources and Uses of Cash

Operations

We did not receive any cash from operations for the year ended December 31, 2010.  We used $139,588 in cash for operating activities during this period, compared to $237,194 for the same period one year ago.  Our net cash used in operating activities for the year ended December 31, 2010 consisted of a net loss of $497,644 and common stock cancelled of $18,750, offset by $345,047 in common stock issued for compensation, $26,500 in accounts payable, $3,500 in accrued liabilities, and $1,760 in depreciation and amortization.  Until we have operations we do not anticipate we will generate any cash from operating activities.  Until that time we believe this figure will be fairly indicative our cash generation and cash used for operations in a year period.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

Year ended December 31, 2010 compared to year ended December 31, 2009 - continued

On December 16th., 2010, we announced that we signed an investment Letter of Intent with major China investor group arranged by LehmanJones and Partners (Hong Kong) Ltd. Subsequently, this investment letter of intent was terminated and no further action is anticipated on this matter.

Investments

We used $5,000 to purchase equipment in the year ended December 31, 2010.  We did not use any cash for investment activities during the year ended December 31, 2009.

Financing

During the year ended December 31, 2010 we had $117,614 in cash provided by financing activities, compared to $253,865 for the same period one year ago.  Of our $117,614of cash provided by financing activities for the year ended December 31, 2010, $47,500 was from the issuance of common stock, ($) in repayments of advances from affiliates, and $70,114from advances from affiliates, primarily from Glenn E. Martin and Nicole Breen as no interest loans to cover daily operational expenses.  We anticipate that for the foreseeable future we will have to rely on money raised from the sale of our stock and from advances from our principals to pay our operating expenses.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

S.E.Clark & Company, P.C.

Registered Firm:  Public Company Accounting Oversight Board

Report of Independent Registered Public Accounting Firm

Board of Directors
and Stockholders
United Mines Inc.
Tucson, Arizona

We have audited the accompanying balance sheet of United Mines Inc. (the “Company”) as of December 31, 2010 and 2009 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and for the period from August 20, 1999 (inception) through December 31, 2010.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of United Mines Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended, and for the period from August 20, 1999 (inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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
March 25, 2011

744 N. Country Club Road, Tucson, AZ 85716  (520) 323-7774, Fax (520) 323-8174, seclarkcpa@aol.com

UNITED MINES, INC.
(An Exploration Stage Company)
BALANCE SHEETS

ASSETS:	December 31,
	2010	2009

CURRENT ASSETS
Cash	$1,123	$28,097
Prepaid expense paid with common stock	51,667	-
Total current assets	52,789	28,097

PROPERTY AND EQUIPMENT, net	18,972	732

OTHER ASSETS
Other assets - mining claims	100,500	100,500
Deposit	11,000	11,000
	111,500	111,500

TOTAL ASSETS	$183,261	$140,328

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

CURRENT LIABILITIES:
Notes payable	$35,000	$35,000
Accounts payable	26,500	-
Accrued expenses and other liabilities	10,491	6,991
Advances from affiliates	118,584	48,470
Total current liabilities	190,575	90,461
Total liabilities	190,575	90,461

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 100,000,000 shares authorized;
11,624,440 and 10,987,597 issued and outstanding as of
December 31, 2010 and 2009, respectively	11,625	10,988
Additional paid-in capital	5,072,026	4,632,199
Accumulated deficit during this exploration stage	(5,090,964)	(4,593,320)
Total stockholders' equity (deficit)	(7,314)	49,867

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$183,261	$140,328

The accompanying notes are an integral part of these financial statements.

UNITED MINES, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
			For the Period
			from August 20, 1999
	December 31,		(inception) through
	2010	2009	December 31, 2010

REVENUES:
Revenues	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	420,543	734,987	4,851,773
Sales and marketing expenses	40,187	27,382	116,269
Depreciation and amortization	1,760	1,760	6,311
Exploration expenses	31,654	67,439	99,093
Total operating expenses	494,144	831,569	5,073,446
OPERATING LOSS	494,144	831,569	5,073,446

OTHER (INCOME) EXPENSE
Interest expense	3,500	3,500	17,517
TOTAL OTHER (INCOME) EXPENSE	3,500	3,500	17,517

NET LOSS	$(497,644)	$(835,069)	$(5,090,964)

NET LOSS PER SHARE:

Basic loss per share:	$(0.04)	$(0.08)

Weighted average of number of shares outstanding	11,261,237	10,730,570

The accompanying notes are an integral part of these financial statements.

UNITED MINES, INC.
( An Exploration Stage Company)
STATEMENT OF STOCKHOLDER' EQUITY (DEFICIT)

				Additional
	Common Stock		Stock	Paid-in	Accumulated
	Shares	Amount	Subscription	Capital	Deficit	Total

AUGUST 20, 1999	-	$-	$-	$-	$-	$-

Common stock issued for services	4,426,000	$4,426	-	2,208,574		2,213,000

Stock issued for 23 mining claims and mining reports	3,600,000	3,600		96,400		100,000

Net loss	-	-	-	-	(2,213,000)	(2,213,000)

DECEMBER 31, 2005	8,026,000	$8,026	$-	$2,304,974	$(2,213,000)	$100,000

Common stock issued for services	417,007	417	-	346,933	-	347,350

Common stock issued for cash	300,000	300	(20,000)	149,700	-	130,000

Net loss	-	-	-	-	(458,492)	(458,492)

DECEMBER 31, 2006	8,743,007	$8,743	$(20,000)	$2,801,607	$(2,671,492)	$118,858

Common stock issued for services	1,079,157	1,079	-	573,969	-	575,049

Common stock issued for cash	177,000	177	-	105,823	-	106,000

Cash received from stock subscription			20,000			20,000

Convertible note payable				8,750		8,750

Net loss	-	-	-	-	(667,694)	(667,694)

DECEMBER 31, 2007	9,999,164	9,999	$-	$3,490,149	$(3,339,186)	$160,962

Common stock issued for services	466,433	466	-	231,522	-	231,988

Common stock issued for cash	177,300	177	-	92,873	-	93,051

Net loss	-	-	-	-	(419,065)	(419,065)

DECEMBER 31, 2008	10,642,897	10,643	$-	$3,814,544	$(3,758,251)	$66,937

Common stock issued for compensation	239,200	239	-	597,761	-	598,000

Common stock issued for cash	100,000	100	-	249,900	-	250,000

Common stock issued for debt	5,500	6		5,495		5,500

Costs of raising capital	-	-		(35,500)		(35,500)

Net loss	-	-	-	-	(835,069)	(835,069)

DECEMBER 31, 2009	10,987,597	10,988	$-	$4,632,199	$(4,593,320)	$49,867

STATEMENT OF STOCKHOLDER' EQUITY - continued

Common stock issued for services	128,333	128	-	344,920	-	345,047

Common stock issued for prepaid services	16,667	17	-	51,650	-	51,667

Common stock cancelled	(37,500)	(38)	-	(18,713)	-	(18,750)

Common stock issued for purchase of equipment	6,000	6		14,994		15,000

Common stock issued for cash	17,500	18		47,483		47,500

Dividends	505,843	506		(506)		-

Net loss	-	-	-	-	(497,644)	(497,644)

DECEMBER 31, 2010	11,624,440	11,625	$-	$5,072,026	$(5,090,964)	$(7,314)

The accompanying notes are an integral part of these financial statements.

UNITED MINES, INC
( An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
			For the Period from
			August 20, 1999
	December 31,		(inception) to
	2010	2009	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(497,644)	$(835,069)	$(5,090,964)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	1,760	1,760	6,310
Amortization of conversion feature	-	-	8,750
Common stock issued for compensation	345,047	598,000	4,309,878
Common Stock Cancelled	(18,750)	-	(18,750)
Changes in assets and liabilities:
Accounts payable	26,500	(3,756)	26,500
Accrued liabilities	3,500	1,870	10,490
Net cash used in operating activities	(139,588)	(237,195)	(747,787)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit	-		(11,000)
Purchase of Intangible Asset	-	-	(5,784)
Purchase of Property and Equipment	(5,000)	-	(5,000)
Net cash used in investing activities	(5,000)	-	(21,784)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliates	70,114	65,370	198,724
Repayments of advances from affiliates	-	(61,505)	(74,580)
Proceeds from the issuance of common stock	47,500	250,000	646,550
Net cash provided by financing activities	117,614	253,865	770,694
			-
INCREASE (DECREASE) IN CASH	(26,974)	16,670	1,123
CASH, BEGINNING OF PERIOD	28,097	11,427	-
CASH, END OF PERIOD	$1,123	$28,097	$1,123

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-
Stock issued for prepaid services	$51,667	$-	$51,667
Stock issued for purchase of equipment	$15,000	$-	$15,000
Stock issued for mining claims	$-	$-	$100,000

The accompanying notes are an integral part of these financial statements.

UNITED MINES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

NOTE 2 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has sustained losses from operations and no revenues from operations.  Through year ended December 31, 2010 the Company accumulated a net loss of $5,090,964.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

UNITED MINES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

UNITED MINES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at December 31, 2010, but the Company’s mineral properties will be subject to standards for mine reclamation that is established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

The Company management reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of December31, 2010, management has determined that no impairment loss is required.

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

UNITED MINES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

The Company adopted the provisions of FASB Interpretation No. 48; “Accounting For Uncertainty In Income Taxes” - An Interpretation of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At September30, 2010, the Company did not record any liabilities for uncertain tax positions.

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence, giving greater weight to its recent cumulative losses and its ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences. The Company performed this evaluation as of the year ended December 31, 2009 and the quarter ended September30, 2010. At that time the Company continued to have sufficient positive evidence, including recent cumulative profits, a reduction in operating expenses, the ability to carry-back losses against prior taxable income and an expectation of improving operating results, showing a valuation allowance was not required. At the end of the quarter ended September30, 2010, changes in previously anticipated expectations and continued operating losses necessitated a valuation allowance against the tax benefits recognized in this quarter and prior quarters since they are no longer “more-likely-than-not” realizable. Under current tax laws, this valuation allowance will not limit the Company’s ability to utilize U.S. federal and state deferred tax assets provided it can generate sufficient future taxable income in the U.S.

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

UNITED MINES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

UNITED MINES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

NOTE 4 - PROPERTY AND EQUIPMENT

The Company’s fixed assets as of December 31, 2010 and 2009 are as follows:

	September 30,	December 31,
	2010	2009
Equipment	$25,283	$5,282
Accumulated depreciation	(6,311)	(4,550)
Total	$18,972	$732

Depreciation expense for the six months ended December 31, 2010 is $1,760 compared to $1,760 for December 31, 2009.

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

UNITED MINES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 6 – SHARE CAPITAL

On August 20, 1999 the Company authorized 1,000,000 and amended is articles of incorporation in 2006 to 100,000,000 shares of common stock, at $.001 par value and 11,624,440  are issued and outstanding as of December 31, 2010.

2010

During the year ended December 31, 2010, the Company issued 25,000shares of common stock for management services  for the fair value of the services rendered by consultants and expensed $62,500.  The Company also cancelled 37,500 shares of common stock which resulted in a reduction to previously recognized consulting expenses of $18,750.  The Company issued 20,000 shares for prepaid services of $65,000 for Edgar services, and 100,000 shares were for consulting services of $269,213.  The issuance of stock for consulting services consideration to consultants, management, and the Board of Directors was for the fair value at the services rendered.  The value of those shares is normally determined based on the value of the stock at the dates on which the agreements entered into for the services.  The Company further issued 6,000 shares for the purchase of a company van valued at $15,000 and issued a total of 505,843 in common stock dividends over the course of the year.

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

2008

During the year ended December 31, 2008, the Company issued 177,300 shares of its common stock for $93,050. The shares were issued to related and third parties in a private placement of the Company’s common stock.  The shares were sold throughout the year at an average price of $.52 per share.

During the year ended December 31, 2008, the Company issued shares of its common stock as consideration to consultants for the fair value of the services rendered.  The value of those shares was determined based on the trading value of the stock at the dates on which the agreements were entered into.   During the year the Company granted to consultants, 466,433 shares of common stock valued in the aggregate at $231,988 at a price of $.50 per share.

2007

During the year ended December 31, 2007, the Company issued shares of its common stock as consideration to consultants for the fair value of the services rendered.  The value of those shares was determined based on the trading value of the stock at the dates on which the agreements were entered into.   During the year, the Company granted to consultants, 1,079,157 shares of common stock valued in the aggregate at $575,049 with a strike price averaging approximately $.50 per share.

UNITED MINES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 6 – SHARE CAPITAL - continued

During the year ended December 31, 2007, the Company issued 177,000 shares of its common stock for $106,000. The shares were issued to related and third parties in a private placement of the Company’s common stock.  The shares were sold throughout the year ended December 31, 2007, at an average price of $.60 per share.

2006

The Company issued 417,007 common shares for services and expensed $347,350 and issued 300,000 common shares for $130,000 in cash.

2005

The Company issued 4,426,000 common shares for services and expensed $2,213,000 and issued 3,600,000 common shares for the purchase of 23 mining claims and mining reports.

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

NOTE 9– NOTES PAYABLE

On December 7, 2007 the Company issued a 10% note payable to the Lebrecht Group, PC for services rendered related to the registration of certain securities of the Company.  The note and accrued interest were due December 7, 2008 and at the option of the holder payable in full on the maturity date or in 12 monthly payments beginning on the maturity date.  The note and accrued interest are convertible to common shares at any time at the option of the holder at 75% of the average closing bid price on the five trading days immediately preceding the conversion.  Management estimates, as of December 31, 2010that 20,000 shares may be issued if this conversion feature is exercised.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company is managed by its key shareholders who are also officers and directors of the Company.  The balance of advances from our key shareholders for cash advanced to the Company as of December 31, 2010 is $118,584and $48,470 at December 31, 2009.  These advances do not convert to common stock and they are non interest bearing advances and the imputed interest is immaterial to the company.

An entity affiliated with two of the shareholders provides office space and other support on a month to month basis.   An officer and the above mentioned affiliated entity have also been paid $14,425 in cash for executive salaries and wages for the year ended December 31, 2010.

NOTE 11 - NET LOSS PER SHARE

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share for the year ended December 31, 2010 and 2009 is the same as basic loss per share. For the year ended December 31, 2010 and 2009, the following potential shares of common stock that would have been issuable have been excluded from the calculation of diluted loss per share because the effects, as a result of our net loss, would be anti-dilutive.

UNITED MINES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 11 - NET LOSS PER SHARE - continued

The following table represents the computation of basic and diluted losses per share at December 31, 2010 and 2009.

	2010	2009
Losses available for common shareholders	(497,644)	(835,069)

Basic and diluted weighted average common shares outstanding	11,261,237	10,730,570

Basic and diluted loss per share	$(0.04)	$(0.08)

Net loss per share is based upon the weighted average shares of common stock outstanding.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, and have determined that the following events are reasonably likely to impact the financial statements:

There are no subsequent events to report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have no disclosure required by this Item.

ITEM 9A - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) that are designed to provide reasonable assurance that the information that we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information that we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process that is designed under the supervision of our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that:

i. Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

ii. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures recorded by us are being made only in accordance with authorizations of our management and Board of Directors; and

iii. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

ITEM 9A - CONTROLS AND PROCEDURES - continued

Management’s Report on Internal Control over Financial Reporting - continued

Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2010, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting.

Based on its assessment, management determined that, at December 31, 2010, we maintained effective internal control over financial reporting.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended December 31, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

There are no events required to be disclosed by the Item.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person and the date such person became a director or executive officer. Our executive officers are elected annually by the Board of Directors. The directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)

Glenn E. Martin	56	President(2005)and Chairman of the Board (2007)

Glynn A. Burkhardt	53	Senior Vice President and Director (2006)

Roger McCaslin	56	Director (2009)

Nicole M. Breen	34	Secretary, Treasurer and Director (2005)

Robert Leitzman	67	Chief Financial Officer, Principal Accounting Officer, Vice President and Director (2006)

Robert Metz	76	Vice President and Director (2007)

Glenn E. Martin is currently our President and Chairman of the Board.  He has served in these positions since 2005 and 2007 respectively.  Prior to joining United Mines, Mr. Martin has served in an executive capacity with several different companies.  From 1988 through the fall of 1992, Mr. Martin was Executive Director of World Trade Center, Tucson, a subsidiary of the former Twin Towers in New York City.  In this position he oversaw the day to day operation, including projects, programs, and seminars for the U.S. Dept. of Commerce associate office in the W.T.C., Tucson promoting D.O.C. programs, servicing clients for both the D.O.C. and Small Business administration.  During his tenure with World Trade Center he served as speaker for international trade seminars and the AIESEC (U.S) National Leadership Seminars. Member; Hong Kong Trade Association 1988 to present. Member; Society of Mining, Metallurgy & Exploration (2008)  Guest speaker at Inaugural HKBAH Annual Event in May 2010 & member of Hong Kong Business Association of Hawaii (2010)

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Glynn A. Burkhardts currently our Senior Vice President and a Director.  He has held these positions since 2006.  Mr. Burkhardt is the son of Glynn G. Burkhardt, our Emeritus Chairman of the Board.  From March, 2000 to present, Mr. Burkhardt has been the owner/operator of Burkhardt Mining where he specializes in the evaluation and acquisition of mining properties.  Burkhardt Mining is merely a dba of Glynn A. Burkhardt.  Burkhardt Mining does all of its work for our company and does not work with any other companies.  Mr. Burkhardt spends approximately 90% of his time working on our business affairs.

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

Robert Leitzman has been one of our Vice Presidents and Directors since 2006, and in August 2009 he was appointed as our Chief Financial Officer and Principal Accounting Officer.  From May 1998 to present Mr. Leitzman has been an self-employed, independent consultant specializing in all aspects of mine management and precious and ferrous  metal processing, including mine start up, planning, budgeting and cost control.  Mr. Leitzman is familiar with ISO registrations, environmental permit negotiations and community relations including seminar presentations to employees, corporate management and the public.  Plant management experience in plastics, mining chemicals, resins and nickel plating.  Mr. Leitzman also owns Tucson Guns & Western Artifacts.  Mr. Leitzman spends approximately 25% of his time working on our business affairs.  Mr. Leitzman received his Bachelor of Science, Mining Engineering, from the University of Arizona.

Robert Metz has been one of our Vice Presidents and Directors since 2007.  From 1992 to present, Mr. Metz has been a mining geological consultant, specializing in directing and otherwise participating in all phases of base, precious metal and industrial mineral exploration projects, from initial detailed geologic mapping, identifying exploration targets, to drilling and interpreting results, for major corporations in USA, Latin America, and Australia.  Since beginning working for us he has not done any work for other mining companies and he currently spends approximately 50% of his time working on our business affairs.

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

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Glenn E. Martin	1	1	0
Glynn A. Burkhardt	1	1	0
Roger McCaslin	1	1	0
Nicole M. Breen	1	1	0
Robert Leitzman	1	1	0
Robert Metz	1	1	0

Board Meetings and Committees

During the fiscal year ended December 31, 2010, the Board of Directors met 9 times and took written action on several other occasions.  All the members of the Board attended the meetings.  The written actions were by unanimous consent

Indemnification of Officers and Directors

Article IX of our Articles of Incorporation provides that, to the fullest extent permitted by law, no director or officer shall be personally liable to the corporation or its shareholders for damages for breach of any duty owed to the corporation or its shareholders. In addition, the corporation shall have the power, in its bylaws or in any resolution of its stockholders or directors, to indemnify the officers and directors of the corporation against any liability as may be determined to be in the best interests of this corporation and in conjunction therewith, to buy, at the corporation’s expense, policies of insurance.

Article 9 of our bylaws further addresses indemnification in the same manner as our Articles of Incorporation. There are no resolutions of our shareholders or directors which address indemnification.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the “Act”) may be permitted to directors, officers and controlling persons of the small business issuer pursuant to the foregoing provisions, or otherwise, the small business issuer has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Code of Ethics

We are committed to maintaining the highest standards of business conduct and ethics. We have adopted a code of conduct and ethics applicable to our directors, officers and employees. The code of conduct and ethics reflects our values and the business practices and principles of behavior that support this commitment. The code of conduct and ethics satisfies SEC rules for a “code of ethics” required by Section 406 of the Sarbanes-Oxley Act of 2002, as well as the American Stock Exchange rules for a “code of conduct and ethics.” A form of the code of conduct and ethics was filed as Exhibit 14.1 to the Annual Report

ITEM 11 - EXECUTIVE COMPENSATION

Executive Officers and Directors

We do not have any employment contracts with our executive officers.  Additionally, during the year ended December 31, 2010, we did not compensate any of our officers or directors with cash compensation, only with shares of our common stock.  The shares of our common stock issued to our officers and directors were restricted shares and federal and state securities laws place restrictions on the ability of our officers and directors to sell our common stock.

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal years ended December 31, 2010, 2009, 2008 and 2007 (“Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Glenn E. Martin	2009 2008	- -	- -	425,000 (1) 85,000 (2)	- -	- -	- -	- -	425,000 (1) 85,000 (2)
Chairman of the Board and President	2007	-	-	35,000 (3)	-	-	-	-	35,000 (3)

Glynn A. Burkhardt	2009 2008	- -	- -	25,000 (4) 5,000 (5)	- -	- -	- -	- -	25,000 (4) 5,000 (5)
Director and Senior Vice President	2007	-	-	30,000 (6)	-	-	-	-	30,000 (6)

Nicole M. Breen	2009 2008	- -	- -	25,000 (7) 5,000 (8)	- -	- -	- -	- -	5,000 (7) 5,000 (8)
Director, Secretary and Treasurer	2007	-	-	30,000 (9)	-	-	-	-	30,000 (9)

Robert Leitzman	2009 2008	- -	- -	25,000 (10) 5,000 (11)	- -	- -	- -	- -	25,000 (10) 5,000 (11)
Vice President and Director	2007	-	-	30,000 (12)	-	-	-	-	30,000 (12)

Robert Metz	2009	-	-	25,000 (13)	-	-	-	-	25,000 (13)
Vice President and Director	2008 2007	- -	- -	5,000 (14) 5,000 (15)	- -	- -	- -	- -	5,000 (14) 5,000 (15)

Roger McCaslin	2009	-	-	25,000 (16)	-	-	-	-	25,000 (16)
Director

Glynn G. Burkhardt	2008 2007	- -	- -	5,000 (17) 5,000 (18)	- -	- -	- -	- -	5,000 (17) 5,000 (18)
Former Emeritus Chairman of the Board

Donald J. Steinberg	2008 2007	- -	- -	5,000 (19) 30,000 (20)	- -	- -	- -	- -	5,000 (19) 30,000 (20)
Former Director and Chief Financial Officer

ITEM 11 - EXECUTIVE COMPENSATION - continued

Executive Officers and Directors - continued

*

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

ITEM 11 - EXECUTIVE COMPENSATION - continued

Executive Officers and Directors - continued

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2010:

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

ITEM 11 - EXECUTIVE COMPENSATION - continued

Option Exercises And Stock Vested Table
None.

Pension Benefits Table
None.

Nonqualified Deferred Compensation Table
None.

All Other Compensation Table
None.

Perquisites Table
None.

2010 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

		Before Change in Control	After Change in Control
Name	Benefit	Termination w/o Cause or for Good Reason	Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
NONE

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2010, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 10% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock
Title of Class	Name and Address of Beneficial Owner (3)	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	Glenn E. Martin(2)	3,153,769 (4)	27.1%
Common Stock	Glynn A. Burkhardt (2)	3,963,124 (5)	34.0%

Common Stock	Roger McCaslin (2)	52,285	<1%
Common Stock	Nicole M. Breen (2)	1,026,690 (6)	8.9%
Common Stock	Robert Leitzman	187,179	1.6%
Common Stock	Robert Metz	83,656	<1%
Common Stock	All Directors and Officers As a Group (6 persons)	8,466,703 (4) (5) (6)	73.0%

(1)	Unless otherwise indicated, based on 11,624,440 shares of common stock issued and outstanding.
(2)	Indicates one of our officers or directors.
(3)	Unless indicated otherwise, the address of the shareholder is United Mines Inc., 11924 N. Centaurus Place, Oro Valley, AZ 85737
(4)	Includes 76,000 shares held in the name of Tanque Verde Valley Missionary Society, an entity controlled by Mr. Martin.
(5)	Includes 620,000 shares held of record by Glynn G. Burkhardt (deceased), which are now part of Mr. Glynn G. Burckhardt’s estate. Mr. Glynn A. Burkhardt is trustee of the estate.
(6)
Includes 287,840 shares held of record by Gem Management Group, LLC, of which Ms. Breen is the President and controlling shareholder, and 15,000 total shares held in the names of Angelica Breen, Ryan Breen and Ryan C.N. Breen.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

The issuer is aware of one person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above. Mr. Donald Steinberg our former CFO owns 652,000 shares totaling 5.9%. The issuer is not aware of any person who controls the issuer as specified in Section 2(a)(1) of the 1940 Act.  There are no classes of stock other than common stock issued or outstanding.  The Company does not have an investment advisor.

There are no current arrangements which will result in a change in control.

DESCRIPTION OF SECURITIES

Our authorized capital stock consists of 100,000,000 shares of Common Stock, par value $.001 per share. The following statements relating to the capital stock set forth the material terms of our securities; however, reference is made to the more detailed provisions of, and such statements are qualified in their entirety by reference to, the Certificate of Incorporation, amendment to the Certificate of Incorporation and the By-laws, copies of which are filed as exhibits to this registration statement.

COMMON STOCK

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights. Holders of common stock are entitled to share ratably in dividends, if any, as may be declared from time to time by the Board of Directors in its discretion from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. All of the outstanding shares of common stock are fully paid and non-assessable. Holders of common stock have no preemptive rights to purchase our common stock. There are no conversion or redemption rights or sinking fund provisions with respect to the common stock.

The Board of Directors does not at present intend to seek stockholder approval prior to any issuance of currently authorized stock, unless otherwise required by law or stock exchange rules.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company is managed by its key shareholders who are also officers and directors of the Company.  The balance of advances from our key shareholders for cash advanced to the Company as of December 31, 2010 is $118,584and $48,470 at December 31, 2009.  These advances do not convert to common stock and they are non interest bearing advances and the imputed interest is immaterial to the company.

An entity affiliated with two of the shareholders provides office space and other support on a month to month basis.   An officer and the above mentioned affiliated entity have also been paid $14,425 in cash for executive salaries and wages for the year ended December 31, 2010.

We do not have an audit, compensation, or nominating committee, and none of our Directors are considered independent.

We have not had a promoter during the last five fiscal years.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Restated Fees

During the year ended December 31, 2010, S.E. Clark & Company, P.C., billed us approximately $18,000 in fees for professional services for the audit of our financial statements in our Form 10-K and review of financial statements included in our Form10-Q’s, as applicable.  During the year ended December 31, 2009, S.E. Clark & Company, P.C. billed us approximately $16,000, in fees for professional services for the audit and review of our financial statements.

Tax Fees

During the year ended December 31, 2010, S.E. Clark & Company, P.C., billed us $0 for professional services for tax preparation. During the year ended December 31, 2010, S.E. Clark & Company, P.C. billed us $0 for professional services for tax preparation.

All Other Fees

During the year ended December 31, 2010, S.E. Clark & Company, P.C., billed us $0 for other fees.

Of the fees described above for the year ended December 31, 2010, 100% were approved by the entire Board of Directors.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(2)           Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)           Exhibits

Refer to (b) below.

(b)                Exhibits

3.1 (1)	Articles of Incorporation of United Mines, Inc.

3.2 (1)	Articles of Amendment to Articles of Incorporation

3.3 (1)	Bylaws of United Mines, Inc.

10.1 (1)	Stock Purchase/Consulting Agreement with Robert Metz dated January 2, 2008

10.2 (1)	Stock Purchase/Consulting Agreement with Robert Leitzman dated November 10, 2006

10.3 (1)	Quitclaim Deeds from Mssrs. Burkhardt and others

14.1	Financial Code of Ethics

99.1 (2)	Mining Claim Ledger for Material and Non-Material Claims

99.2 (1)	ASLD Mineral Exploration Permits

99.3 (2)	Industry Guide No. 7 and Glossary of Mining and Mineral Resource Terms

99.4 (2)	Permits, State Lease Maps, and Small Scale Location Map for the Cerro Colorado Project

99.5 (2)	Project Area Project Area and Lode Claim Maps for the Blue Copper, Green Copper and Red Beds Mining Claims

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (3)

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (3)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (3)

32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (3)

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

United Mines, Inc.

Dated: April 7, 2011		/s/ Glenn E. Martin
	By:	Glenn E. Martin
	Its:	President and Chairman of the Board

Dated: April 7, 2011		/s/ Robert Leitzman
	By:	Robert Leitzman
	Its:	Chief Financial Officer, Principal Accounting Officer

Dated: April 7, 2011		/s/ Nicole Breen
	By:	Nicole Breen
Secretary, Treasurer and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 7, 2011		/s/ Glenn E. Martin
	By:	Glenn E. Martin
	Its:	President and Chairman of the Board

Dated: April 7, 2011		/s/ Robert Leitzman
	By:	Robert Leitzman
	Its:	Chief Financial Officer, Principal Accounting Officer and a Director

Dated: April 7, 2011		/s/ Nicole Breen
	By:	Nicole Breen
	Its:	Secretary, Treasurer and a Director

Dated: April 7, 2011		/s/ Robert Metz
	By:	Robert Metz
	Its:	Vice President and a Director

Dated: April 7, 2011		/s/ Roger McCaslin
	By:	Roger McCaslin
	Its:	Director

Dated: April 7, 2011		/s/ Glynn A. Burkhardt
	By:	Glynn A. Burkhardt
	Its:	Senior Vice President and a Director