Form 10-Q
period 2011-03-31
UNITED MINES INC
filed 2011-05-26
CIK 1393772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 000-53727

UNITED MINES, INC.

(Name of small business issuer as specified in its charter)

Arizona	83-0452269
( State or other jurisdiction of incorporation or organization)	( IRS Employer Identification No.)

11924 North Centaurus Place, Oro Valley, AZ  85737

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

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
Yes  ☐ No  ☒

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 16, 2011
Common stock, $0.01 par value	11,800,917

i

UNITED MINES, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

ii

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

UNITED MINES, INC.
(A Exploration Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2011	2010
ASSETS:	(unaudited)	(audited)

CURRENT ASSETS
Cash	$5,736	$1,123
Prepaid expense	23,333	51,667
Total current assets	29,068	52,789

PROPERTY AND EQUIPMENT, net	18,732	18,972

OTHER ASSETS
Other assets - mining claims	100,500	100,500
Deposit	11,000	11,000
	111,500	111,500

TOTAL ASSETS	$159,300	$183,261

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Notes payable	$35,000	$35,000
Accounts payable	38,904	26,500
Accrued expenses and other liabilities	11,354	10,491
Advances from affiliates	119,282	118,584
Total current liabilities	204,540	190,575

Total liabilities	204,540	190,575

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 shares authorized;
11,800,917 and 11,624,440 issued and outstanding as of
March 31, 2011 and December 31, 2010, respectively	11,803	11,625
Additional paid-in capital	5,097,698	5,072,026
Accumulated deficit during this exploration stage	(5,154,740)	(5,090,964)
Total stockholders' deficit	(45,240)	(7,312)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$159,300	$183,261

The accompanying notes are an integral part of these condensed financial statements.

UNITED MINES, INC.
(A Exploration Stage Company)
STATEMENTS OF OPERATIONS - (unaudited)
			For the Period
			from August 20, 1999
	Three Months Ended March 31,		(inception) through
	2011	2010	March 31, 2011

REVENUES:
Revenues	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	59,800	106,748	4,911,575
Sales and marketing expenses	-	-	116,269
Exploration expenses	2,673	10,534	101,766
Depreciation and amortization	440	440	6,751
Total operating expenses	62,912	117,723	5,136,360
OPERATING LOSS	(62,912)	(117,723)	(5,136,360)

OTHER INCOME (EXPENSE):
Interest expense	(863)	(863)	(18,380)
TOTAL OTHER INCOME (EXPENSE)	(863)	(863)	(18,380)

NET LOSS	$(63,775)	$(118,586)	$(5,154,740)

NET LOSS PER SHARE:

Basic:	$(0.01)	$(0.01)

Weighted average of number of shares outstanding	11,667,090	10,958,808

The accompanying notes are an integral part of these condensed financial statements.

UNITED MINES, INC
( A Exploration Stage Company)
STATEMENTS OF CASH FLOWS - (unaudited)
			For the Period from
	Three Months Ended		August 20, 1999
	March 31		(inception) to
	2011	2010	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(63,775)	$(118,586)	$(5,154,740)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	440	440	6,750
Amortization of coversion option	-	-	8,750
Common stock issued for compensation		108,750	4,309,878
Common Stock Cancelled			(18,750)
Changes in assets and liabilities:
Prepaid expenses		(40,000)
Accounts payable	40,736	11,500	67,236
Accrued expenses and other liabilities	864	863	11,354
Net cash used in operating activities	(21,735)	(37,033)	(769,522)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	-	-	(11,000)
Purchase of Intangible Asset			(5,784)
Purchase of property and equipment	(200)	(5,000)	(5,200)
Net cash used in investing activities	(200)	(5,000)	(21,984)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affilites	698	20,806	199,422
Repayments to affiliates	-	-	(74,580)
Proceeds from stock subscriptions	25,850	-	672,400
Net cash provided by financing activities	26,548	20,806	797,242
			-
INCREASE (DECREASE) IN CASH	4,613	(21,227)	5,736
CASH, BEGINNING OF YEAR	1,123	28,097	-
CASH, END OF PERIOD	$5,736	$6,869	$5,736

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

UNITED MINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 1 - DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the State of Arizona on August 20, 1999 ("Inception Date") as Plae, Inc. to engage in the exploration of gold and silver mining properties. The Company has a calendar year end for reporting purposes. The Company is in the process of acquiring mineral properties or claims located in the State of Arizona, USA. The recoverability of amounts from the properties or claims will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying properties and/or claims, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property and/or claim agreements, and to complete the development of the properties and/or claims, and upon future profitable production or proceeds for the sale thereof. The name was changed on February 18, 2005 to King Mines, Inc. and then subsequently changed to its current name on March 30, 2005. No shares of common stock were issued until the Company became United Mines, Inc. The Company's corporate office is located at 11924 N Centaurus PI, Oro Valley, AZ 85737.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has sustained losses from operations and no revenues from operations.  Through March 31, 2011 the Company accumulated a net loss of $5,154,740.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

UNITED MINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

UNITED MINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Property Evaluations

Management of the Company will periodically review the net carrying value of its properties on a property-by-property basis. These reviews will consider the fair value of each property to determine whether a permanent impairment in value has occurred and the need for any asset write-down. An impairment loss will be recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset.  Measurement of an impairment loss will be based on the estimated fair value of the asset if the asset is expected to be held and used.

Although management will make its best estimate of the factors that affect fair value based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect management's estimate of net cash flows expected to be generated from its assets, and necessitate asset impairment write-downs.

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at March 31, 2011, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

UNITED MINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Mineral Property Rights

All direct costs related to the acquisition of mineral property rights are capitalized. Exploration costs are charged to operations in the period incurred until such time as it has been determined that a property has economically recoverable reserves, at which time subsequent exploration costs and the costs incurred to develop a property are capitalized.

The Company management reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of March 31, 2011, management has determined that no impairment loss is required.

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

UNITED MINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

The Company adopted the provisions of FASB Interpretation No. 48; “Accounting For Uncertainty In Income Taxes” - An Interpretation of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At March 31, 2011, the Company did not record any liabilities for uncertain tax positions.

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence, giving greater weight to its recent cumulative losses and its ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences. The Company performed this evaluation as of the year ended December 31, 2010 and the quarter ended March 31, 2011. At that time the Company continued to have sufficient positive evidence, including recent cumulative profits, a reduction in operating expenses, the ability to carry back losses against prior taxable income and an expectation of improving operating results, showing a valuation allowance was not required. At the end of the quarter ended March 31, 2011, changes in previously anticipated expectations and continued operating losses necessitated a valuation allowance against the tax benefits recognized in this quarter and prior quarters since they are no longer “more-likely-than-not” realizable. Under current tax laws, this valuation allowance will not limit the Company’s ability to utilize federal and state deferred tax assets provided it can generate sufficient future taxable income in the  United States.

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

Concentration of Credit Risk

The Company maintains its operating cash balances in banks located in Arizona. Currently the Federal Depository Insurance Corporation (FDIC) insures interest bearing accounts at each institution up to $250,000.

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

UNITED MINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Earnings Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Diluted loss per share is the same as basic loss per share, because the effects of the additional securities are anti-dilutive.

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

UNITED MINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 3 - PROPERTY AND EQUIPMENT

The Company’s fixed assets as of March 31, 2011 and December 31, 2010 are as follows:

	March 31,	December 31,
	2011	2010
Equipment	$25,483	$25,283
Accumulated depreciation	(6,751)	(6,311))
Total	$18,732	$18,972

Depreciation expense for the three months ended March 31, 2011 is $440 compared to $440 for March 31, 2010.

NOTE 4 – PURCHASE OF MINING RIGHTS

On October 1, 2005 the Company purchased 23 mining claims and related assets from two then unrelated third parties in exchange for an aggregate of 3,600,000 common shares of the Company.  Since the sellers did not obtain majority ownership of the Company in the transaction it was accounted for as a purchase rather than a reverse merger.

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

NOTE 5 – SHARE CAPITAL

On August 20, 1999, the Company authorized the issuance of 1,000,000 shares of common stock and amended is Articles of Incorporation in 2006 to authorize the issuance of 100,000,000 shares of common stock, at $.001 par value. As of May 16, 2011, 11,800,917 are issued and outstanding.

During the three months ended March 31, 2011, the Company issued 174,477 shares of common stock as stock dividends to its shareholders.

NOTE 6 – STOCK BASED COMPENSATION

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

UNITED MINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company may enter into various consulting agreements with outside consultants. Certain of these agreements may include additional compensation on the basis of performance.

NOTE 8– NOTES PAYABLE

On December 7, 2007, the Company issued a 10% note payable to the Lebrecht Group, PC for services rendered related to the registration of certain securities of the Company.  The note and accrued interest were due December 7, 2008 and at the option of the holder payable in full on the maturity date or in 12 monthly payments beginning on the maturity date.  The note and accrued interest are convertible to common shares at any time at the option of the holder at 75% of the average closing bid price on the five trading days immediately preceding the conversion.  Management estimates, at this time, that 20,000 shares may be issued if this conversion feature is exercised.

In accordance with generally accepted accounting principles, the 25% discount to market related to the conversion feature has been reported as a component of additional paid in capital.  Additionally, since this represents a prepayment for services related to a future public offering, management has elected to offset the cost to future capital raised as a result of the offering, if any.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company is managed by its key shareholders who are also officers and directors of the Company.  The balance of advances from our key shareholders for cash advanced to the Company as of March 31, 2011 is $119,282 and was $118,584 at December 31, 2010.  These advances do not convert to common stock and they are non interest bearing advances.

An entity affiliated with two of the shareholders provides office space and other support on a month to month basis.

NOTE 10 - NET LOSS PER SHARE

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share for the three months ended March 31, 2011 and 2010 is the same as basic loss per share. For the three months ended March 31, 2011 and 2010, the following potential shares of common stock that would have been issuable have been excluded from the calculation of diluted loss per share because the effects, as a result of our net loss, would be anti-dilutive.

The following table represents the computation of basic and diluted losses per share at March 31, 2011 and 2010.

	2011	2010
Losses available for common shareholders	$(63,775)	$(118,586)

Basic and diluted weighted average common shares outstanding	11,667,090	10,958,808

Basic and diluted loss per share	$(0.01)	$(0.01)

Net loss per share is based upon the weighted average shares of common stock outstanding.

UNITED MINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 11 – SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, and have determined that the following events are reasonably likely to impact the financial statements except the following.

Effective May 112011 Glenn E. Martin was appointed as Chief Financial Officer of the Company.

In this Quarterly Report on Form 10-Q,  “Company,” “our company,” “us,” and “our” refer to United Mines, Inc., an Arizona corporation, unless the context requires otherwise.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, profitability of mineral resources and mineralized material, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

Company Overview

We were originally incorporated under the name Plae, Inc., in the State of Arizona on August 20, 1999.  At the time we operated under the name Plae, Inc., no business was conducted.  No books or records were maintained and no meetings were held.   In essence, no  actions were taken  after incorporation until Glenn E. Martin took control of Plae, Inc.  On February 18, 2005, the corporate name was changed to King Mines, Inc. and then subsequently changed to its current name, United Mines, Inc., on March 30, 2005.  No shares of common stock were issued until we became United Mines, Inc.

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

In October, 2005, we contracted with Glynn A. Burkhardt and Glynn G. Burkhardt, our current Senior Vice President and our former Emeritus Chairman of the Board, respectively, to transfer the rights and interests they held in 23 mining claims to us, by quitclaim deed, in exchange for 3,600,000 shares of our common stock.  These rights and interests were actually transferred to us in September 2006.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

In addition to the unpatented mining claims, we own three Arizona State Land Department (ASLD) Mineral Exploration Permits, Nos. 08-110135, 08-110136 and 08-110137, each of which is good for 5 years, currently thru April 13, 2011.  This Arizona state land department position totals 1,920 acres of land.  These are renewable annually, at $2.00 per acre for year one, no charge per acre for the second year, and $1.00 per acre for years 3-5, plus a $500 renew application fee.  This fee had been paid thru April 13, 2011.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

General Overview

Due to our fairly recent formation and acquisition of the mineral rights associated with the above properties, we are still early in the process of mapping and sampling these properties for potential mineral deposits.  Therefore, despite our ownership of the mineral rights described above and the fact we have begun plotting, mapping, and sampling from some of the properties, as of the date of this quarterly report we have not extracted any minerals from these properties, other than samples, and have not received any revenue from these exploration activities.  We do not know when, or if, we will begin to receive revenue from these activities.

As noted above, our current and immediate plans for exploration are only at the Cerro Colorado Silver Mining Project.  Though we have had a geologist out to the other properties, we do not intend to move ahead with any exploration activities at the other properties, until we receive sufficient money to fund operations at the properties.

At our properties we have controls in place to ensure that no unauthorized individuals tamper with any mineralized material.  To that effect we have hired Burkhardt Mining to gather samples being used for assay.  The samples are sent to, or dropped off at, a certified assay lab by the person that removed the sample from the property.  The assays are prepared and the data is sent via email with a hard copy follow-up (in most cases) to the independent geologist and/or mining engineer with copies to us.  At no time does the sample leave the professional handling the sampling of the mineralized material.  When we are ready to proceed with assay work, we plan on utilizing the services of Jacobs Assay Office in Tucson, Arizona, BSI Spectorate, and IPL Laboratories, to conduct our assay work.  The assay work is what determines what minerals, if any, are contained in the rock samples. No assurances can be provided as to the timing of engaging the services of Jacobs Assay Office in Tucson, Arizona, BSI Spectorate, and IPL Laboratories.

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

For the three months ended March 31, 2011 and 2010, we generated no revenue. Our future revenue plan is uncertain and is dependent on our ability to effectively mine our products, generate sales, and obtain contract mining opportunities. There are no assurances of the ability of our company to begin to mine our claim. Mining is cost intensive. Accordingly, it is critical for us to raise appropriate capital to implement our business plan.  We incurred losses of $63,775 and $118,586 for the three months ended March 31, 2011 and 2010, respectively. Our losses since our inception through March 31, 2011 amount to $5,154,740.

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

Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of March 31, 2011.

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2011. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Annual Report on Form 10-K as of December 31, 2010.

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

ITEM 1A - RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 6, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the three months ended March 31, 2011, the Company issued 174,477 shares of common stock as stock dividends to its shareholders.

The Claude & Barbara Lee Family Trust purchase of 2,000 shares @ $2.50 per share with matching 1 year warrants.

Jeffrey Sparks 2nd purchase of 5,000 shares @ $2.50 per share  with matching 1 year warrants

Lawrence G. Dykers investment of $5,000 for 2,000 shares @ $2.50 per share with 10,000 1 year warrants at $2.50 per share.

The value of those shares is normally determined based on the value of the stock at the dates on which the agreements entered into for the services. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 of Regulation D promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2011.

ITEM 4. – REMOVED AND RESERVED

ITEM 5. - OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form except as follows:

Robert Leitzman has resigned as our CFO and principal accounting officer, effective May 11, 2011. Glenn E. Martin will act as our CFO and principal accounting officer as of that date.

ITEM 6. – EXHIBITS

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

Registrant Date: May 24, 2011	United Mines, Inc. By: /s/ Glenn E. Martin
Glenn E. Martin
Chief Executive Officer (Principal Executive Officer)

Registrant Date: May 24, 2011	United Mines, Inc. By: /s/ Glenn E. Martin
Glenn E. Martin
Chief Financial Officer (Principal Financial Officer)