Form 10-Q
period 2011-06-30
UNITED MINES INC
filed 2011-08-15
CIK 1393772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 000-53727

UNITED MINES, INC.

(Name of small business issuer as specified in its charter)

Arizona	83-0452269
( State or other jurisdiction of incorporation or organization)	( IRS Employer Identification No.)

11924 North Centaurus Place, Oro Valley, AZ  85737

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

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
Yes  ☐ No  ☒
 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2011
Common stock, $0.001 par value	11,800,917

i

UNITED MINES, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

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

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

UNITED MINES, INC.
(A Exploration Stage Company)
BALANCE SHEETS

ASSETS:
	June 30, 2011	December 31, 2010
	(unaudited)	(audited)

CURRENT ASSETS
Cash	$2,846	$1,123
Prepaid expense	23,333	51,667
Total current assets	26,178	52,789

PROPERTY AND EQUIPMENT, net	18,292	18,972

OTHER ASSETS
Other assets - mining claims	97,660	100,500
Deposit	11,000	11,000
	108,660	111,500

TOTAL ASSETS	$153,130	$183,260

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Notes payable	$35,000	$35,000
Accounts payable	54,504	26,500
Accrued expenses and other liabilities	12,227	10,491
Advances from affiliates	125,422	118,584
Total current liabilities	227,152	190,574

Total liabilities	227,152	190,574

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 100,000,000 shares authorized;
11,800,917 and 11,624,440 issued and outstanding as of
June 30, 2011 and December 31, 2010, respectively	11,803	11,625
Additional paid-in capital	5,121,668	5,072,026
Accumulated deficit during this exploration stage	(5,207,493)	(5,090,964)
Total stockholders' deficit	(74,022)	(7,314)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$153,130	$183,260

The accompanying notes are an integral part of these condensed financial statements.

UNITED MINES, INC.
(A Exploration Stage Company)
STATEMENTS OF OPERATIONS - (unaudited)
					For the Period
					from August 20, 1999
	Three Months Ended		Six Months Ended		(inception)
	June 30,		June 30,		through
	2011	2010	2011	2010	June 30, 2011

REVENUES:
Revenues	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	42,325	115,384	102,125	220,248	4,953,898
Sales and marketing expenses	-	678	-	2,562	116,269
Exploration expenses	9,115	3,420	11,788	13,954	110,881
Depreciation and amortization	440	440	880	880	7,191
Total operating expenses	51,880	119,922	114,793	237,644	5,188,240
OPERATING LOSS	(51,880)	(119,922)	(114,793)	(237,644)	(5,188,240)

OTHER INCOME (EXPENSE):
Interest expense	(873)	(873)	(1,736)	(1,736)	(19,254)
TOTAL OTHER INCOME (EXPENSE)	(873)	(873)	(1,736)	(1,736)	(19,254)

NET LOSS	$(52,753)	$(120,795)	$(116,528)	$(239,380)	$(5,207,493)

NET INCOME PER SHARE:

Basic and diluted:	$(0.004)	$(0.01)	$(0.01)	$(0.02)

Weighted average of number of shares outstanding	11,800,917	11,183,285	11,735,235	11,071,667

The accompanying notes are an integral part of these condensed financial statements.

UNITED MINES, INC
( A Exploration Stage Company)
STATEMENTS OF CASH FLOWS - (unaudited)
			For the Period from
	Six Months Ended		August 20, 1999
	June 30,		(inception) to
	2011	2010	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(116,528)	$(239,380)	$(5,207,493)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	880	880	7,190
Amortization of coversion option	-	-	8,750
Common stock issued for compensation	-	194,350	4,291,128
Changes in assets and liabilities:
Prepaid expenses	28,334	(30,000)	28,334
Other current assets	(200)	-	(200)
Accounts payable	28,004	11,500	54,504
Accrued liabilities	1,736	1,736	12,226
Net cash used in operating activities	(57,775)	(60,914)	(805,562)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	-	-	(11,000)
Purchase of intangible asset			(5,784)
Purchase of property and equipment	-	(5,000)	(5,000)
Sale of property and equipment	2,840	-	2,840
Net cash used in investing activities	2,840	-	(18,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affilites	6,838	45,005	205,562
Repayments to affiliates	-	-	(74,580)
Proceeds from stock issuances	49,820	-	696,370
Net cash provided by financing activities	56,658	45,005	827,352
			-
INCREASE (DECREASE) IN CASH	1,723	(15,909)	2,846
CASH, BEGINNING OF YEAR	1,123	28,097	-
CASH, END OF PERIOD	$2,846	$12,187	$2,846

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

UNITED MINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 1 - DESCRIPTION OF BUSINESS

United Mines, Inc. (the “Company”)  was incorporated under the laws of the State of Arizona on August 20, 1999 ("Inception Date") as Plae, Inc. to engage in the exploration of gold and silver mining properties.  The Company has a calendar year end for reporting purposes. The Company is in the process of acquiring mineral properties or claims located in the State of Arizona, USA. The recoverability of amounts from the properties or claims will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying properties and/or claims, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property and/or claim agreements and to complete the development of the properties and/or claims, and upon future profitable production or proceeds for the sale thereof. The name was changed on February 18, 2005 to King Mines, Inc. and then subsequently changed to its current name on March 30, 2005. No shares of common stock were issued until the Company became United Mines, Inc. The Company's corporate office is located at 11924 N Centaurus PI, Oro Valley, AZ 85737.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has sustained losses from operations and no revenues from operations.  From inception through June 30, 2011, the Company accumulated a net loss of $5,207,493.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

UNITED MINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

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

Revenue Recognition

As the Company is continuing exploration of its mineral properties, no significant revenues have been earned to date. The Company recognizes revenues at the time of delivery of the product to the customers

Revenue includes sales value received for our principal product, silver, and associated by-product revenues from the sale of by-product metals consisting primarily of gold and copper. Revenue is recognized when title to silver and gold passes to the buyer and when collectibility is reasonably assured. The passing of title to the buyer is based on terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets (for example, the London Bullion Market, an active and freely traded commodity market for both gold and silver).

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

UNITED MINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

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

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at June 30, 2011, but the Company’s mineral properties will be subject to standards for mine reclamation that is established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

UNITED MINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

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

The Company management reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of June 30, 2011, management has determined that no impairment loss is required.

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

The Company adopted the provisions of FASB Interpretation No. 48; “Accounting For Uncertainty In Income Taxes” - An Interpretation of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At June 30, 2011, the Company did not record any liabilities for uncertain tax positions.

UNITED MINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence, giving greater weight to its recent cumulative losses and its ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences. The Company performed this evaluation as of the year ended December 31, 2010 and the quarter ended June 30, 2011. At that time the Company continued to have sufficient positive evidence, including recent cumulative profits, a reduction in operating expenses, the ability to carry-back losses against prior taxable income and an expectation of improving operating results, showing a valuation allowance was not required. At the end of the quarter ended June 30, 2011, changes in previously anticipated expectations and continued operating losses necessitated a valuation allowance against the tax benefits recognized in this quarter and prior quarters since they are no longer “more-likely-than-not” realizable. Under current tax laws, this valuation allowance will not limit the Company’s ability to utilize U.S. federal and state deferred tax assets provided it can generate sufficient future taxable income in the U.S.

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

UNITED MINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

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

NOTE 3 - PROPERTY AND EQUIPMENT

The Company’s fixed assets as of June 30, 2011 and December 31, 2010 are as follows:

	June 30,	December 31,
	2011	2010
Equipment	$25,483	$25,283
Accumulated depreciation	(7,191)	(6,311))
Total	$18,292	$18,972

Depreciation expense for the six months ended June 30, 2011 is $880 compared to $880 for June 30, 2010.

UNITED MINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 4 – PURCHASE OF MINING RIGHTS

On October 1, 2005, the Company purchased 23 mining claims and related assets from two then unrelated third parties in exchange for 3,600,000 common shares.  Since the sellers did not obtain majority ownership of the Company in the transaction it was accounted for as a purchase rather than a reverse merger.

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

NOTE 5 – SHARE CAPITAL

On August 20, 1999, the Company authorized 1,000,000 shares of common stock and amended is articles of incorporation in 2006 to increase the authorized shares to 100,000,000 shares of common stock, at $.001 par value and 11,800,917 are issued and outstanding as of June 30,  2011.

During the six months ended June 30, 2011, the Company issued 174,477 shares of common stock as stock dividends to its shareholders.

As of June 30, 2011, approximately 20,000 shares of common stock with matching warrants have been subscribed and paid at $2.50 per share but the shares have not been issued by the transfer agent.

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

UNITED MINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 8– NOTES PAYABLE - continued

In accordance with generally accepted accounting principles, the 25% discount to market related to the conversion feature has been reported as a component of additional paid in capital.  Additionally, since this represents a prepayment for services related to a future public offering, management has elected to offset the cost to future capital raised as a result of the offering, if any.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company is managed by its key shareholders who are also officers and directors of the Company.  The balance of advances from our key shareholders for cash advanced to the Company as of June 30, 2011 is $125,422 and $48,470 at December 31, 2010.  These advances do not convert to common stock and they are non-interest bearing advances.

An entity affiliated with two of the shareholders provides office space and other support on a month to month basis.  The entity has been paid $10,800 in cash for the six months ended June 30, 2011.  An officer and the above mentioned affiliated entity have also been paid $14,425 in cash for executive salaries and wages for the six months ended June 30, 2011.

NOTE 10 - NET LOSS PER SHARE

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share for the six months ended June 30, 2011 and 2010 is the same as basic loss per share. For the six months ended June 30, 2011 and 2010, the following potential shares of common stock that would have been issuable have been excluded from the calculation of diluted loss per share because the effects, as a result of our net loss, would be anti-dilutive.

The following table represents the computation of basic and diluted losses per share at June 30, 2011 and 2010.

	2011	2010
Losses available for common shareholders	(116,528)	(239,380)

Basic and diluted weighted average common shares outstanding	11,735,235	11,071,667

Basic and diluted loss per share	$(0.01)	$(0.02)

Net loss per share is based upon the weighted average shares of common stock outstanding.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, and have determined that the following events are reasonably likely to impact the financial statements:

The Company issued 13,000 common shares for $32,500 in subscribed stock proceeds.

UNITED MINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 12 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the six months ended June 30, 2011 and 2010 consist of the following:

		June 30, 2011	June 30, 2010
Current:
Federal	$
State

Deferred:
Federal		$36,054	74,064
State		10,488	21,544
		46,542	95,608
Benefit from the operating loss carryforward		(46,542)	(95,608)
(Benefit) provision for income taxes, net		$-	-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	June 30, 2011	June 30, 2010

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	9.0%	9.0%
Valuation Allowance	(43.0%)	(43.0%)
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	June 30, 2011	June 30, 2010

Net operating loss carryforward
Valuation allowance	(46,542)	(95,608)

Deferred income tax asset	$-	-

The Company has a net operating loss carryforward of approximately $5,207,493 available to offset future taxable income through 2030.

In this Quarterly Report on Form 10-Q, “Company,” “our company,” “us,” and “our” refer to United Mines, Inc., an Arizona corporation, unless the context requires otherwise.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the Securities and Exchange Commission (“SEC”). Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

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

Company Overview

We were originally incorporated under the name Plae, Inc., in the State of Arizona on August 20, 1999.  At the time we operated under the name Plae, Inc., no business was conducted.  No books or records were maintained and no meetings were held.   In essence no actions were taken after incorporation until Glenn E. Martin took possession of Plae, Inc.  On February 18, 2005, the corporate name was changed to King Mines, Inc. and then subsequently changed to its current name, United Mines, Inc., on March 30, 2005.  No shares of common stock were issued until we became United Mines, Inc.

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

In addition to the unpatented mining claims, we own three Arizona State Land Department (ASLD) Mineral Exploration Permits, Nos. 08-110135, 08-110136 and 08-110137, each of which are each good for 5 years, currently thru April 13, 2011.  This Arizona state land department position totals 1,920 acres of land.  These are renewable annually, at $2.00 per acre for year one, no charge per acre for the second year, and $1.00 per acre for years 3-5, plus a $500 renew application fee.  This fee was initially paid thru April 13, 2011. Subsequently, we executed and finalized new 5 year permits for all 3 of our ASLD Mineral Permits.  Our new Mineral Permit #'s are; 08-115655,08-115656, and 08-115657. The $2.00 per acre rental fee of $1280.00 per permit has been paid thru June 16th. 2012.

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

UMI Group 1 Claims: - continued

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

Mill Site Buildings

We own a twin plant facility which includes a heap leach mill with a 100-ton a day gravitational float mill.  In November 2009, we received our current Arizona Department of Environmental Quality (“ADEQ") permit, approving this mill for general use.  We must still obtain operating permits when we actually begin processing minerals through the mill, but the ADEQ permit is the primary permit approving the mill for operations.  Within one year from June 30, 2011, we plan on having limited production on our side cast mine dumps at the Cerro Colorado mine site, and gradually increase production thereafter.

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

The heap leach pad and ponds, and all the buildings, will be lighted with bright lights on 25 foot poles for safety and security.  We will provide several gasoline and diesel engine generators to keep the processing going 24 hours a day in case of power failure.  A $125,000 generator has just been purchased for backup power to avoid any production delays at the La Colorada mill site.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

For the six months ended June 30, 2011 and 2010, we generated no revenue. Our future revenue plan is uncertain and is dependent on our ability to effectively mine our products, generate sales, and obtain contract mining opportunities. There are no assurances of the ability of our company to begin to mine our claim. The cost of mining is cost intensive. Accordingly, it is critical for us to raise appropriate capital to implement our business plan.  We incurred losses of $116,528 and $239,380 for the six months ended June 30, 2011 and 2010 respectively. Our losses since our inception through June 30, 2011 amount to $5,207,493.

Liquidity and Capital Resources

We have attempted to maintain a minimum of three months of working capital in our bank account since June 1, 2008. This reserve was intended to allow for an adequate amount of time to secure additional funds from investors as needed. To date, we have succeeded in securing capital as needed, but there is no guarantee this will continue.

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

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the period covered by this report, were effective at the reasonable assurance level.

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of June 30, 2011. This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended June 30, 2011. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Annual Report on Form 10-K as of December 31, 2010.

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

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the six months ended June 30, 2011, the Company issued 174,477 shares of common stock as stock dividends to its shareholders.

As of June 30, 2011, approximately 20,000 shares of common stock with matching warrants have been subscribed and paid at $2.50 per share but the shares have not been issued by the transfer agent.

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

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2011.

ITEM 4. – REMOVED AND RESERVED

ITEM 5. - OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6. – EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

99.1	Mineral Exploration Cover letter and Permits 08-115655 through 08-115657.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant Date: August 15, 2011	United Mines, Inc. By: /s/ Glenn e. Martin
Glenn E. Martin
Chief Executive Officer (Principal Executive Officer)

Registrant Date: August 15, 2011	United Mines, Inc. By: /s/ Glenn e. Martin
Glenn Martin
Chief Financial Officer (Principal Financial Officer)