Form 10-Q/A
period 2011-06-30
UNITED MINES INC
filed 2011-09-07
CIK 1393772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q /A
First Amendment

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
 Yes  ☒ No ☐

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

ITEM 4. – REMOVED AND RESERVED

ITEM 5. - OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6. – EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

99.1	Mineral Exploration Cover letter and Permits 08-115655 through 08-115657. (1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

(1)	Incorporated herein by reference to Exhibit 99.1 to the Company's Form 10-Q for the quarterly period ended June 30, 2011 filed August 15, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant Date: September 7 , 2011	United Mines, Inc. By: /s/ Glenn e. Martin
Glenn E. Martin
Chief Executive Officer (Principal Executive Officer)

Registrant Date: September 7 , 2011	United Mines, Inc. By: /s/ Glenn e. Martin
Glenn Martin
Chief Financial Officer (Principal Financial Officer)