Form 10-Q
period 2011-09-30
UNITED MINES INC
filed 2011-11-15
CIK 1393772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 000-53727

UNITED MINES, INC.

(Name of small business issuer as specified in its charter)

Arizona	83-0452269
( State or other jurisdiction of incorporation or organization)	( IRS Employer Identification No.)

11924 North Centaurus Place, Oro Valley, AZ  85737

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

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2011
Common stock, $0.001 par value	12,991,717

UNITED MINES, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

UNITED MINES, INC.
(A Exploration Stage Company)
BALANCE SHEETS

ASSETS:
	September 30, 2011	December 31, 2010
	(unaudited)	(audited)

CURRENT ASSETS
Cash	$7,244	$1,123
Prepaid expense	23,333	51,667
Total current assets	30,577	52,789

PROPERTY AND EQUIPMENT, net	17,852	18,972

OTHER ASSETS
Other assets - mining claims	97,660	100,500
Deposit	11,000	11,000
	108,660	111,500

TOTAL ASSETS	$157,089	$183,260

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Notes payable	$35,000	$35,000
Accounts payable	54,504	26,500
Accrued expenses and other liabilities	13,109	10,491
Advances from affiliates	122,212	118,584
Total current liabilities	224,824	190,574

Total liabilities	224,824	190,574

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 100,000,000 shares authorized;
11,953,917 and 11,624,440 issued and outstanding as of
September 30, 2011 and December 31, 2010, respectively	11,956	11,625
Additional paid-in capital	5,490,117	5,072,026
Accumulated deficit during this exploration stage	(5,569,808)	(5,090,964)
Total stockholders' deficit	(67,736)	(7,314)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$157,089	$183,260

The accompanying notes are an integral part of these condensed financial statements.

UNITED MINES, INC.
(A Exploration Stage Company)
STATEMENTS OF OPERATIONS - (unaudited)
					For the Period from August 20, 1999 (inception) through September 30, 2011
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

REVENUES:
Revenues	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	344,903	54,113	447,058	280,923	5,298,831
Sales and marketing expenses	-	-	-	-	116,269
Exploration expenses	16,060	14,000	27,848	27,954	126,941
Depreciation and amortization	440	440	1,320	1,320	7,631
Total operating expenses	361,403	68,553	476,226	310,197	5,549,674
OPERATING LOSS	(361,403)	(68,553)	(476,226)	(310,197)	(5,549,674)

OTHER INCOME (EXPENSE):
Interest expense	(882)	(882)	(2,618)	(2,618)	(20,135)
TOTAL OTHER INCOME (EXPENSE)	(882)	(882)	(2,618)	(2,618)	(20,135)

NET LOSS	$(362,285)	$(69,435)	$(478,844)	$(312,815)	$(5,569,808)

NET INCOME PER SHARE:

Basic and diluted:	$(0.03)	$(0.01)	$(0.04)	$(0.03)

Weighted average of number of shares outstanding	11,836,700	11,342,318	11,769,428	11,162,875

The accompanying notes are an integral part of these condensed financial statements.

UNITED MINES, INC
( A Exploration Stage Company)
STATEMENTS OF CASH FLOWS - (unaudited)
			For the Period from
	Nine Months Ended		August 20, 1999
	September 30,		(inception) to
	2011	2010	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(478,844)	$(312,815)	$(5,569,808)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	1,320	1,320	7,630
Amortization of coversion option	-	-	8,750
Common stock cancelled	-	(18,750)	(18,750)
Warrants	12,572		12,572
Common stock issued for compensation	297,500	242,961	4,607,378
Changes in assets and liabilities:
Prepaid expenses	28,334	(30,000)	28,334
Other current assets	(200)	-	(200)
Accounts payable	28,004	16,500	54,504
Accrued liabilities	2,618	2,618	13,107
Net cash used in operating activities	(108,696)	(98,166)	(856,484)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	-	-	(11,000)
Purchase of intangible asset			(5,784)
Purchase of property and equipment	-	(5,000)	(5,000)
Sale of property and equipment	2,840	-	2,840
Net cash used in investing activities	2,840	(5,000)	(18,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affilites	3,628	64,016	202,352
Repayments to affiliates	-	-	(74,580)
Proceeds from stock subscriptions	108,350	13,000	754,900
Net cash provided by financing activities	111,978	77,016	882,672
			-
INCREASE (DECREASE) IN CASH	6,122	(26,150)	7,244
CASH, BEGINNING OF YEAR	1,123	28,097	-
CASH, END OF PERIOD	$7,244	$1,947	$7,244

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

UNITED MINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has sustained losses from operations and no revenues from operations.  From inception through September 30, 2011, the Company accumulated a net loss of $5,569,808.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at September 30, 2011, but the Company’s mineral properties will be subject to standards for mine reclamation that is established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

The Company management reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of September 30, 2011, management has determined that no impairment loss is required.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, “Long-Lived Assets,” such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated an impairment of long lived assets.

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

The Company adopted the provisions of FASB Interpretation No. 48; “Accounting For Uncertainty In Income Taxes” - An Interpretation of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At September 30, 2011, the Company did not record any liabilities for uncertain tax positions.

UNITED MINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence, giving greater weight to its recent cumulative losses and its ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences. The Company performed this evaluation as of the year ended December 31, 2010 and the quarter ended September 30, 2011. At that time the Company continued to have sufficient positive evidence, including recent cumulative profits, a reduction in operating expenses, the ability to carry-back losses against prior taxable income and an expectation of improving operating results, showing a valuation allowance was not required. At the end of the quarter ended September 30, 2011, changes in previously anticipated expectations and continued operating losses necessitated a valuation allowance against the tax benefits recognized in this quarter and prior quarters since they are no longer “more-likely-than-not” realizable. Under current tax laws, this valuation allowance will not limit the Company’s ability to utilize U.S. federal and state deferred tax assets provided it can generate sufficient future taxable income in the U.S.

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

UNITED MINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s fixed assets as of September 30, 2011 and December 31, 2010 are as follows:

	September 30,	December 31,
	2011	2010
Equipment	$25,483	$25,283
Accumulated depreciation	(7,631)	(6,311)
Total	$17,852	$18,972

Depreciation expense for the nine months ended September 30, 2011 is $1,320 compared to $1,320 for September 30, 2010.

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

NOTE 5 – SHARE CAPITAL

On August 20, 1999, the Company authorized 1,000,000 shares of common stock and amended is articles of incorporation in 2006 to increase the authorized shares to 100,000,000 shares of common stock, at $.001 par value and 11,953,917 are issued and outstanding as of September 30,  2011.

During the nine months ended September 30, 2011, the Company issued 174,477 shares of common stock as stock dividends to its shareholders.

During the nine months ended September 30, 2011, 42,000 shares of common stock was issued for cash of $108,350 at $2.50 per share.  The Company issued warrants with an exercise price of par value .  The value of the warrants is $12,572.

During the nine months ended September 30, 2011, the Company issued 113,000 shares of common stock for consulting services at $2.50 per share and expensed $282,500.

As of September 30, 2011, 8,340 shares of common stock have been subscribed and paid at $2.50 per share for a total value of $20,850 but the shares have not been issued by the transfer agent.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 8 – NOTES PAYABLE

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

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company is managed by its key shareholders who are also officers and directors of the Company.  The balance of advances from our key shareholders for cash advanced to the Company as of September 30, 2011 is $122,212 and $118,584 at December 31, 2010.  These advances do not convert to common stock and they are non-interest bearing advances.

An entity affiliated with two of the shareholders provides office space and other support on a month to month basis.  The entity has been paid $11,600 in cash for the nine months ended September 30, 2011.  An officer and the above mentioned affiliated entity have also been paid $26,040 in cash for executive salaries and wages for the nine months ended September 30, 2011.

NOTE 10 – NET LOSS PER SHARE

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share for the nine months ended September 30, 2011 and 2010 is the same as basic loss per share.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, and have determined that the following events are reasonably likely to impact the financial statements:

As of September 30, 2011, 8,340 shares of common stock have been subscribed and paid at $2.50 per share for a total value of $20,850 but the shares have been issued by the transfer agent.

NOTE 12 – INCOME TAXES

The provision (benefit) for income taxes from continued operations for the nine months ended September 30, 2011 and 2010 consist of the following:

	September 30, 2011	September 30, 2010
Current:
Federal		$
State

Deferred:
Federal	$148,154		96,785
State	43,096		28,153
	191,250		124,938
Benefit from the operating loss carryforward	(191,250)		(124,938)
(Benefit) provision for income taxes, net	$-		-

UNITED MINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 12 – INCOME TAXES - continued

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	September 30, 2011	September 30, 2010

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	9.0%	9.0%
Valuation Allowance	(43.0%)	(43.0%)
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	September 30, 2011	September 30, 2010

Net operating loss carryforward
Valuation allowance	(675,354)	(673,444)

Deferred income tax asset	$-	-

The Company has a net operating loss carryforward of approximately $5,569,808 available to offset future taxable income through 2030.

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

Our four groups of mining claims include 100 unpatented Bureau of Land Management (BLM) mining claims in Southern Arizona, USA, totaling 2,000 acres.  These claims are renewable annually for $140 per claim and currently paid through August 31, 2012 .

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

Our Current Material Projects

Primary Silver Mining Exploration Project (Group 1 Claims and State Exploration Permits)

Overview

Our primary silver exploration project is known as “The Cerro Colorado Silver Mining Project.”  A.K.A. The Cerro Colorado, Nuevo Colorado and the Esperanza silver projects”. These projects contain the famous “Cerro Colorado” mine, also known as the Heintzelman Silver Mines.  The Cerro Colorado mines have produced silver in the past, but, to date, we have not extracted any silver from this mine, but we have conducted test sampling.

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

United Mines Assets at Cerro Colorado and Processing Facility:  Currently, we have mineralized materials in side cast mine dumps, ready to process.     However, this material is not listed on our financial statements as we will not consider these materials as assets until the mineralized materials from the property is processed and extracted.  Bureau of Land Management Inspector William Auby visited our Twin Plant mineralized material processing facility on September 28, 2007  and Inspector Daniel Moore visited November 2009 (as well as February, 2011) and gave permission to go ahead under the current Plan of Operations to start to processing mineralized material with our permitted 100-ton a day gravity float and to upgrade our heap leach system.   A modified Plan of Operations will be submitted for approval once we receive sufficient funding to cover our anticipated costs associated with these operations.  In November 2009, our Twin Plant mill site passed our ADEQ permitting processing.

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
T20S, R10E, Sec 25, G & SR Meridian 9 X 20 acre claims or 180 acres.

2.	SH-1, SH-2: T20S, R10E, Sec. 17, G&SR Meridian 2 X 20 acre claims or 40 acres

3.	W-1,2,3,4: T20S, R10E, Sec. 22, G&SR Meridian 4 X 20 acre claims or 80 acres

4.	W-1,2: T20S, R10E, Sec. 22, G&SR Meridian 2 X 20 acre claims or 40 acres

5.	L-1,2,3,4: T20S, R10E, Sec. 16, G&SR Meridian 4 X 20 acre claims or 80 acres

6.	W-7: T20S, R10E, Sec 22, G&SR Meridian 1 X 20 acre claim or 20 acres

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

7.	MG-1: T20S, R10E, Sec. 21, G&SR Meridian. State Lease 08-110136

8.	SC-1: T20S, R10E, Sec. 35 G&SR Meridian. State Lease 08-110135

9.	CC-1; T20S, R10E, Sec. 26 G&SR Meridian. State Lease 08-110137

10.	NC-1: T20S, R10E, Sec. 26 G&SR Meridian. State Lease 08-110137

11.	State Mineral Exploration Permit No. 08-110135 T20S, R10E, Sec. 26, G & SR Meridian. 640 acres.

12.	State Mineral Exploration Permit No. 08-110136 T20S, R10E, Sec. 21, G & SR Meridian. 640 acres.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The heap leach pad and ponds, and all the buildings, will be lighted with bright lights on 25 foot poles for safety and security.  We will provide several gasoline and diesel engine generators to keep the processing going 24 hours a day in case of power failure.  A 125K generator was purchased for backup power to avoid any production delays at the La Colorada mill site.

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

Primary Copper Exploration Project (Group 2)

Overview

Our primary copper exploration projects are called the Blue Mine Group (formally known as Blue Copper), Green Mine Group (formally known as Green Copper) and Red Mine Group (formally known as Red Beds).

Size:  This project consists of 14 material BLM mining claims and 4 non-material BLM mining claims totaling 20 acres each.

UMI Group 2 Claims

The UMI Group 2 Claims consist of 3 sub-groups of claims as follows:

1. BLUE MINE; T8S, R12E, Sec 18 and 19, G and SR Meridian.
13 X 20 acre claims or 260 acres. This includes 9 material claims and 4 non-material claims

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

2. GREEN MINE; T9S, R12E, Sec 15, G and SR Meridian.
1 x 20 acre claims or 20 acres.

3. RED MINE; T8S, R12E, Sec 33 and 34.
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

Blue Mine Group 2012/2013 Exploration:  We plan on road repair, surface mapping/ sampling, possible geo-physical and drilling, and then initiate surface and underground mapping/ sampling, exploration, bulk sample metallurgical testing, drilling, step out and possible in-fill reverse circulation and core drilling of high grade areas, at some point in the future.  However, we will not begin any of these activities until we submit a proposed Plan of Operations.  We do not plan on submitting a proposed Plan of Operations for this property until we receive sufficient funding to move forward with activities at this location.

Location and Access

Our Group 2 Claims are located 25 miles northwest of Oracle, AZ, in Pinal County, Arizona along state highway 77. Turn at mile post 106, 5 miles west to Red Mine property, turn at mile post 108, turn west on dirt road Ѕ mile to Blue Mine, and Green Mine properties. Electrical access is 1/2 mile away on highway 77 and there are no current water facilities at these claims.

Physiographic

The Durham Hills are located approximately 30 mi NW of Tucson, Pinal County, Arizona off State highway 77 at between Mile Posts 104 and 108.  Two main Cr0x deposits are hosted in two structural blocks, a west block and an east block, separated by a NW-trending high-angle normal fault.  There are two deposits known as the Cross Triangle Ranch deposit, located in the western block and the Magna Well deposit, located in the eastern.  The Magma Well deposit has also been referred to as the Edwards Mine, the Owen Mine and more regularly as the Blue Mine. In this report, the name Blue Mine will be used.

The Cross Triangle ranch deposit is located in a series of NW to NS trending, low-lying hills, informally referred to by the owners as, from north to south, Rattlesnake Hill, Green Hill, and Blue Hill.  The Cross Triangle has been heavily prospected by trenches and pits, and minor amounts of Cu0x-strained building stone have been shipped.  The Blue Mine is located approximately  a mile NE of the Cross Triangle and consists of a heavily prospected, low-lying hill adjacent to a cattle tank with several surrounding small prospect pits.  Building stone has also reportedly been shipped from this deposit.

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

Primary Gold Mining Exploration Projects

Overview

Our primary gold exploration consists of three projects: Cobre Ridge Gold Project (formally known as the Edwards/Ajax), Oro Blanco Gold Project (formally known as Ostrich/Big Three) and Bartlett Mountain Gold Project (formally known as The Tres Amigos/Sorrel Top).

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Size: The Cobre Ridge Gold Project consists of 13 BLM mining claims (20 acres each) and the Oro Blanco (17 claims) and Bartlett Mountain Gold Project consists of 18 BLM mining claims (20 acres each).

Cobre Ridge Gold Project 2012/2013 Explorations:  We will handle road repair, surface mapping and/or sampling and possible geo-physical & drilling.  Cleanup of the mine portals as well as collar repair and/or replacement will be accomplished as required.  In the future we also hope to proceed with road repair, surface and underground mapping and/sampling, underground clean out, repair and exploration, bulk sample metallurgical testing, surface and possible underground drilling.  We will not begin any of these activities until we submit a proposed Plan of Operations.  The Plan of Operations will not be submitted to BLM until we receive sufficient funding to conduct operations at this property.

Oro Blanco and Bartlett Mountain Gold Projects 2012/2013 Exploration: Several portions of mining claims on the Oro Blanco and Bartlett Mountain Gold Projects properties are currently being evaluated. After we receive sufficient funding to conduct operations at this property, exploration activities will include underground and surface drilling on the Oro Blanco and Bartlett Mountain Gold Projects properties. Surface and underground mapping & sampling, geo-chem, and possible geo-physical exploration is also planned for this site once we receive sufficient funding to conduct operations at this property.

Cobre Ridge Gold Project , Oro Blanco Gold Project and Bartlett Mountain Gold Project: Once we receive sufficient funding, we plan to establish precious metals exploration which, in the future, we believe will produce cash flow to sustain us and allow the opportunity to then initiate core drilling & bulk sample metallurgical testing of mineralized materials from our gold mining claims.

UMI Group 3 Non-Material Claims:

The UMI Group 3 claims consist of 3 sub-groups of claims as follows:

1.  Cobr3 Ridge Gold Project; T22S, R10E, Sec. 22; G & SR Meridian.
13 X 20 acre claims or 260 acres.

2. Oro Blanco Gold Project; T23S, R11E Sec. 19; G & SR Meridian.
17 X 20 acre claims or 340 acres.

3.  Bartlett Mountain Gold Project; T23S, R11E, Sec. 18 & 19, G & SR Meridian.
18 X 20 acre claim or 360acres

The above UMI Group 3 claims contain a total of 960 acres.

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

Location and Access

The UMI Group 3 claims are located in Santa Cruz County, Arizona, about 62 miles southwest of Tucson off exit 48 on Interstate 19 going to Nogales.

ORO BLANCO Gold Project mining claims: Take Amado/Arivaca Rd west 24 miles to Town of Arivaca; then south on Ruby road (paved) 3.5 miles to Yellow Jacket Road (dirt), follow 5 miles to Cobr Ridge Gold Project  mining properties.

COBRE RIDGE and Bartlett Mountain Gold Projects mining claims: Take Amado/Arivaca Rd west 24 miles to Town of Arivaca, then south on Ruby road (paved) 12 miles east to various gravel/dirt roads going south & east on to the claim group area.

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

UMI Group 4 Non-Material Claims

The UMI Group 4 Claims consist of 3 sub-groups of claims as follows:

1. Cobre Ridge Gold Projects ( formally known as the EDWARDS GOLD MINE); T22S, R10E, Sec 8, G and SR Meridian.
6 X 20 acre claims or 120 acres.

2. Cobre Ridge Gold Projects (also formally known as the AJAX GOLD MINE); T22S, R10E, Sec 5, G and SR Meridian.
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

Location and Access

Take Interstate 19 south to exit 48 at Amado.  Then take Amado/Arivaca Rd west 24 miles to Town of Arivaca; then south on Ruby road (paved) 3.5 miles to Yellow Jacket Road (dirt), follow 6 miles on Yellow Jacket Road past Cobre Ridge Gold Projects mines to placer gold mining properties.

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

For the nine months ended September 30, 2011 and 2010, we generated no revenue. Our future revenue plan is uncertain and is dependent on our ability to effectively mine our products, generate sales, and obtain contract mining opportunities. There are no assurances of the ability of our company to begin to mine our claim. The cost of mining is cost intensive. Accordingly, it is critical for us to raise appropriate capital to implement our business plan.  We incurred losses of $478,844 and $312,815 for the nine months ended September 30, 2011 and 2010 respectively. Our losses since our inception through September 30, 2011 amount to $5,569,808.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of September 30, 2011. This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended September 30, 2011. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Annual Report on Form 10-K as of December 31, 2010.

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

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the nine months ended September 30, 2011, the Company issued 174,477 shares of common stock as stock dividends to its shareholders.

During the nine months ended September 30, 2011, 30,000 shares of common stock with matching warrants have been subscribed and paid at $2.50 per share.  The value of the warrants is $12,572.

During the nine months ended September 30, 2011, the Company issued 113,000 shares of common stock for consulting services at $2.50 per share for a total value of $282,500.

As of September 30, 2011, 8,340 shares of common stock have been subscribed and paid at $2.50 per share for a total value $20,850 but the shares have not been issued by the transfer agent.

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

There were no defaults upon senior securities during the period ended September 30, 2011.

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

Registrant Date: November 14, 2011	United Mines, Inc. By: /s/ Glenn E. Martin
Glenn E. Martin
Chief Executive Officer (Principal Executive Officer)

Registrant Date: November 14, 2011	United Mines, Inc. By: /s/ Glenn E. Martin
Glenn E. Martin
Chief Financial Officer (Principal Financial Officer)