Form 10-K
period 2011-12-31
UNITED MINES INC
filed 2012-04-16
CIK 1393772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Common Stock, par value $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes No☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes No ☑

i

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files).    Yes ☑      No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 1,2012
Common stock, $0.001 par value	13,739,307

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates.  This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.  $1,483,845.

Transitional Small Business Disclosure Format Yes ☐ No   ☑

Documents Incorporated By Reference

None

United Mines, Inc.

FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011 and 2010

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

A glossary of the mining and mineral resource terms used in this Annual Report is incorporated by reference to Exhibit 99.3, from our registration statement on Form S-1 (Amendment #1), filed with the Securities and Exchange Commission on March 20, 2010.

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

ITEM 1 – BUSINESS - continued

We are an exploration stage mineral exploration company and have been in the mining industry since January 2005.  An exploration stage company is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage.  We currently own four groups of mining claims.  These groups include one primary silver exploration stage mining project, three gold exploration stage mining projects, three copper exploration stage projects, and one  gold-tailings exploration stage project, all in Arizona, USA.  To date, we have no assurance that commercially viable mineral deposits exist on any of the properties we own or where we have mineral rights. Further exploration, at a significant cost to us, will be required before a final evaluation as to the economic and legal feasibility of the properties is determined.  If this evaluation determines that some of the properties do have mineral deposits we will have to spend substantial funds for their drilling and engineering studies before we will know if we have a commercially viable mineral deposit (a reserve).

In October, 2005, we contracted with Glynn A. Burkhardt and Glynn G. Burkhardt, our current Senior Vice President and our former Emeritus Chairman of the Board, respectively, to transfer the rights and interests they held in 23 mining claim to us, by quitclaim deed, in exchange for 3,600,000 shares of our common stock.  These rights and interests were subsequently transferred to us in June 2006.

In March and April 2006, we obtained 3 state “exploration permits” from the state of Arizona, which are renewable on an annual basis for a maximum of 5 years.  The “exploration permits” are the precursor to obtaining a "mineral" lease from the state, but leases cannot be obtained until we either conduct exploration for a year on the properties or show economic feasibility.

During 2006-2010 period, we acquired 77 additional unpatented mining claims on BLM land, including the 9 claims that make up the Blue Copper mining property.

As a result of these acquisitions, we currently own four groups of mining claims.  As detailed below, these groups include one primary silver exploration stage mining project, three gold exploration stage mining projects, three copper exploration stage projects, and one  gold-tailings exploration stage project, all in Arizona, USA.

Our four groups of mining claims include 100 unpatented Bureau of Land Management (BLM) mining claims in Southern Arizona, USA, totaling 2,000 acres.  These claims are renewable annually for $140 per claim and currently paid through August 31, 2012.

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

Size:  This project encompasses 24 separate and 8 overlapping unpatented lode claims totaling 480 acres and three state mineral exploration permits, encompassing 1,920 acres.   All land under this project falls within T.20S. R10E of the Salt River Base Meridian, Pima County, Arizona.

Lode claims CC-1 through CC-9 and LC 58 and LC 59 form a contiguous block in Section 25 and the north 1/2 of Section 36.   One additional 20 acre lode claim covers the Waterman Mine on the SW 1/4 of Section 22.   Claim corner posts and DM monuments were observed on the ground, and appear in accordance with federal staking regulations.  These are the lode claims that were purchased from the Burkhardts.

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

Bonding requirements for proposed exploration and mining activities on state land have been met.  Currently, we have $11,000 in mineral exploration reclamation bonds covering UMI’s 3 Arizona State Land Department Mineral Exploration Permits 08-110135, 08-110136 and 08-110137. Our reclamation bonds were transferred to new Mineral Exploration Permit #'s ; 08-115655,08-115656, and 08-115657.

Cerro Colorado Exploration:   Several groups of mining claims on the Cerro Colorado properties are currently being evaluated for various phases of exploration activity.  Planned 2012 exploration includes underground and surface drilling on The South Clark properties in an effort to discover any possible mineralized materials.

Cerro Colorado Strategy:   This is the location we plan on exploring first.  We hope to establish precious metals production from this location in order to produce cash flow which will sustain the company while exploration of further company owned sites is begun.  We will initiate bulk sample metallurgical testing of mineralized material from several of our silver mines at this location.

ITEM 1 – BUSINESS - continued

United Mines Assets at Cerro Colorado and Processing Facility:  Currently, we have mineralized materials containing silver in side cast mine dumps, ready to process.   However, this material is not listed on our financial statements as we will not consider these materials as assets until the mineralized materials from the property is processed and extracted.  Bureau of Land Management Inspector William Auby visited our Twin Plant processing facility on September 28, 2007, BLM Inspector Daniel Moore visited our processing facility in Dec. 2010 and again in February 2011 and gave permission to go ahead under the current Plan of Operations to start to processing mineralized material with our permitted 100-ton a day gravity float and to upgrade our heap leach system.   A modified Plan of Operations will be submitted for approval once we receive sufficient funding to cover our anticipated costs associated with these operations.  In November 2007 & November 2010, our Twin Plant mill site passed our ADEQ permitting processing.

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
T20S, R10E, Sec 25, G & SR Meridian 9 X 20 acre claims or 180 acres.

2.	Silver Hill: T20S, R10E, Sec. 17, G&SR Meridian 2 X 20 acre claims or 40 acres

3.	Walapi Tiger: T20S, R10E, Sec. 22, G&SR Meridian 4 X 20 acre claims or 80 acres

4.	Walapi Tiger: T20S, R10E, Sec. 22, G&SR Meridian 2 X 20 acre claims or 40 acres

5.	Liberty: T20S, R10E, Sec. 16, G&SR Meridian 4 X 20 acre claims or 80 acres

6.	Waterman #1: T20S, R10E, Sec 22, G&SR Meridian 1 X 20 acre claim or 20 acres

7.	Mary G: T20S, R10E, Sec. 21, G&SR Meridian. State Lease 08-115657 formally 08-110136

ITEM 1 – BUSINESS - continued

8.	South Clark: T20S, R10E, Sec. 35 G&SR Meridian. State Lease 08-115655 formerly 08-110135

9.	Central Clark; T20S, R10E, Sec. 26 G&SR Meridian. State Lease 08-115656 formally 08-110137

10.	North Clark: T20S, R10E, Sec. 26 G&SR Meridian. State Lease 08-115656 formally 08-110137

11.	State Mineral Exploration Permit No. 08-115655 T20S, R10E, Sec. 26, G & SR Meridian. 640 acres.

12.	State Mineral Exploration Permit No. 08-115657 T20S, R10E, Sec. 21, G & SR Meridian. 640 acres.

13.	State Mineral Exploration Permit No. 08-115656 T20S, R10E, Sec. 35, G & SR Meridian. 640 acres

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

Mill Site Buildings

We own a twin plant facility which includes a heap leach mill with a 100-ton a day gravitational float mill.  In November 2010, we received our current Arizona Department of Environmental Quality (ADEQ) permit, approving this mill for general use.  We must still obtain operating permits when we actually begin processing minerals through the mill, but the ADEQ permit is the primary permit approving the mill for operations.  Within one year of sufficient funding we plan on having limited production on our side cast mine dumps at the Cerro Colorado mine site, and gradually increase production thereafter.

ITEM 1 – BUSINESS - continued

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

ITEM 1 – BUSINESS - continued

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

Primary Copper Exploration Project (Group 2)

Overview

Our Three primary copper exploration projects are called the Blue MINE/Green MINE/Red MINE mining exploration projects.

Size:  These 3 projects consists of 14 material BLM mining claims and 4 non-material BLM mining claims totaling 20 acres each.

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

Blue Mine Project 2013/2014 Exploration:  We plan on road repair, surface mapping/ sampling, possible geo-physical and drilling, and then initiate surface and underground mapping/ sampling, exploration, bulk sample metallurgical testing, drilling, step out and possible in-fill reverse circulation and core drilling of high grade areas, at some point in the future.  However, we will not begin any of these activities until we submit a proposed Plan of Operations.  We do not plan on submitting a proposed Plan of Operations for this property until we receive sufficient funding to move forward with activities at this location.

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

Physiographic

The Durham Hills are located approximately 30 mi NW of Tucson, Pinal County, Arizona off State highway 77 at between Mile Posts 104 and 108.  Two main Cr0x deposits are hosted in two structural blocks, a west block and an east block, separated by a NW-trending high-angle normal fault.  There are two deposits known as the Cross Triangle Ranch deposit, located in the western block and the Magna Well deposit, located in the eastern.  The Magma Well deposit has also been referred to as the Edwards Mine, the Owen Mine and more regularly as the Blue Mine.  In this annual report, the name Blue Mine will be used.

The Cross Triangle ranch deposit is located in a series of NW to NS trending, low-lying hills, informally referred to by the owners as, from north to south, Rattlesnake Hill, Green Hill, and Blue Hill.  The Cross Triangle has been heavily prospected by trenches and pits, and minor amounts of Cu0x-strained building stone have been shipped.  The Blue MINE is located approximately ¾ of a mile NE of the Cross Triangle and consists of a heavily prospected, low lying hill adjacent to a cattle tank with several surrounding small prospect pits.  Building stone has also reportedly been shipped from this deposit.

ITEM 1 – BUSINESS - continued

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

Cobre Ridge Gold Project 2013/2014 Explorations:  We will handle road repair, surface mapping and/or sampling and possible geo-physical & drilling.  Cleanup of the mine portals as well as collar repair and/or replacement will be accomplished as required.  In the future we also hope to proceed with road repair, surface and underground mapping and/sampling, underground clean out, repair and exploration, bulk sample metallurgical testing, surface and possible underground drilling.  We will not begin any of these activities until we submit a proposed Plan of Operations.  The Plan of Operations will not be submitted to BLM until we receive sufficient funding to conduct operations at this property.

Oro Blanco and Bartlett Mountain Gold Projects 2013/2014 Exploration: Several portions of mining claims on the Oro Blanco and Bartlett Mountain Gold Projects properties are currently being evaluated. After we receive sufficient funding to conduct operations at this property, exploration activities will include underground and surface drilling on the Oro Blanco and Bartlett Mountain Gold Projects properties. Surface and underground mapping & sampling, geo-chem, and possible geo-physical exploration is also planned for this site once we receive sufficient funding to conduct operations at this property.

ITEM 1 – BUSINESS - continued

Cobre Ridge Gold Project, Oro Blanco Gold Project and Bartlett Mountain Gold Project: Once we receive sufficient funding, we plan to establish precious metals exploration which, in the future, we believe will produce cash flow to sustain us and allow the opportunity to then initiate core drilling & bulk sample metallurgical testing of mineralized materials from our gold mining claims.

UMI Group 3 Non-Material Claims:

The UMI Group 3 claims consist of 3 sub-groups of claims as follows:

1.  Cobre Ridge Gold Project; T22S, R10E, Sec. 22; G & SR Meridian.
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

Location and Access

The UMI Group 3 claims are located in Santa Cruz County, Arizona, about 62 miles southwest of Tucson off exit 48 on Interstate 19 going to Nogales.

ORO BLANCO Gold Project mining claims: Take Amado/Arivaca Rd west 24 miles to Town of Arivaca; then south on Ruby road (paved) 3.5 miles to Yellow Jacket Road (dirt), follow 5 miles to past Cobre Ridge Gold Project to mining properties.

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

ITEM 1 – BUSINESS - continued

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

UMI Placer Gold Claims and Pilgrim Gold-Tail Project

The placer gold claims (GPA-1 and 2) are primarily a recreational gold panning area and do not anticipate active exploration on commercial level until future circumstances warrant. The Pilgrim Gold-Tail Project consists of 2 unpatented BLM claims 14 miles NW of Kingman Az. The company has no current plans and do not anticipate active exploration on commercial level until future circumstances warrant for this 100% company owned property

ITEM 1 – BUSINESS - continued

Overview

Due to our fairly recent formation and acquisition of the mineral rights associated with the above properties, we are still early in the process of mapping and sampling these properties for potential mineral deposits.  Therefore, despite our ownership of the mineral rights described above and the fact we have begun plotting, mapping, and sampling from some of the properties, as of the date of this Annual report, we have not extracted any minerals from these properties, other than samples, and have not received any revenue from these exploration activities.  We do not know when, or if, we will begin to receive revenue from these activities.

As noted above, our current and immediate plans for exploration are only at the Cerro Colorado Silver Mining Project.  Though we have had a geologist out to the other properties, we do not intend to move ahead with any exploration activities at the other properties, until we receive sufficient money to fund operations at the properties.

At our properties we have controls in place to ensure that no unauthorized individuals tamper with any mineralized material.  To that effect we have hired independent geologists and Burkhardt Mining to gather samples being used for assay.  The samples are sent to, or dropped off at, a certified assay lab by the person that removed the sample from the property.  The assays are prepared and the data is sent via email with a hard copy follow-up (in most cases) to the independent geologist and/or mining engineer with copies to us.  At no time does the sample leave the professional handling the sampling of the mineralized material.  When we are ready to proceed with assay work we plan on utilizing the services of , BSI Spectorate, IPL Laboratories and other qualified labs to conduct our assay work.  The assay work is what determines what minerals, if any, are contained in the rock samples.

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

ITEM 1 – BUSINESS - continued

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

In addition we need to complete environment and archeological studies on all properties where we disturb the surface of the land.  We must also meet all ADEQ laws and regulations.  UMI passed the most recent ADEQ inspection in November 2010 with no reported deficiencies.

Normally, mining companies must obtain government-approved water well in order to begin any mining operations.  However, our water well is “grandfathered” in, which will allow us to begin operating our mill site and permitted under our current BLM "Plan of Operations".  Electrical supply is currently active at the mill site.  We plan on upgrading the electrical supply as needed once adequate funding is secured.

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

ITEM 1 – BUSINESS - continued

While the one acre heap leach pad is being reconstructed, we will begin preparing an application for the ADEQ to permit expansion of the pad to 4.9 acres.  When the additional 3.9 acre pad is available, it will be loaded and heap leached as two sections.  Each section will take one month to load and will be leached for two months.  Lifts for each section will be 10 feet high and cover nearly twice the area of the one acre pad resulting in approximately 3.75 times as much production as the original one acre pad.   The larger pad will permit the height to be increased to at least 100 feet, perhaps as high as 150 feet depending on test results.

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

ITEM 1 – BUSINESS - continued

Employees

As of December 31, 2011, we, employ a total of 3 full-time employees, all at the executive level.

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

ITEM 1A. – RISK FACTORS.

As a smaller reporting company we are not required to provide a statement of risk factors. However, we believe this information may be valuable to our shareholders for this filing although we reserve the right to not provide risk factors in our future filings. You should carefully consider the following risk factors together with the other information contained in this Annual Report on Form 10-K, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended.  If any of the risks factors actually occur, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline. We believe there are no changes that constitute material changes from the risk factors previously disclosed in the prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933 and include or reiterate the following risk factors:

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

According to the pre-feasibility report entitled, Geological Studies of the Cerro Colorado, by Nicholas Barr, Geologist, the Cerro Colorado property has mineralized material containing silver in side cast mine dumps, ready to process. No proved reserves have been discovered at any of the exploration properties where we have mineral rights.  Although we have geological reports that indicate possible mineralized material on a couple of the properties, the probability of any of the exploration properties ever having reserves that are commercially viable is remote.  The failure to locate proved reserves at the exploration properties we own would render those properties valueless.  If those mineral rights are found to be valueless, or if we run out of funds prior to discovering proved reserves at these locations, then we may have to cease operations, which would impair the value of our common stock to the point investors may lose their entire investment.

Our strategy of exploring the existing exploration properties and acquiring additional mineral rights may not produce positive financial results for us.

Our strategy of exploring the existing exploration properties and acquiring additional mineral rights is subject to a variety of risks, including the:

ITEM 1A. – RISK FACTORS - continued

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

ITEM 1A. – RISK FACTORS - continued

Our activities at the properties are currently in the exploration stage. We have permitted Plans of Operations for our three state permit properties, which include mapping, surveying, rock-chip sampling, road improvement, assay tests, and other exploration activities at the properties as part of our exploration program, but we have not yet established a commercially viable operation on the properties.  There is no requirement that we have any activities at the 100 unpatented mining claims, as these claims are renewable annually at $140 per claim. We are currently paid through August 31st 2012 on these claims.  There is no assurance that we will recover any gold, silver, copper or other minerals on any of our properties, and no assurance that if we do, that we will recover quantities that will enable us to continue our operations.  If we are not able to continue our operations our investors would likely lose their entire investments.

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

ITEM 1A. – RISK FACTORS - continued

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

Our financial statements included with this Annual Report for the years ended December 31, 2011 and 2010, have been prepared assuming that we will continue as a going concern.  Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the years ended December 31, 2011 and 2010.  If we are not able to achieve revenues, then we likely will be forced to cease operations and investors will likely lose their entire investment.

Our current liabilities exceed our current assets and we are reliant on loans from certain of our officers and directors to pay our obligations as they become due, if those officers and directors cease loaning us money we would have problems paying our liabilities as they become due.

As of December 31, 2011, we had working capital of over ($110,848).  We also rely on loans from certain officers and directors and the sale of our common stock in private sales to pay our obligations as they become due.  If those officers and directors do not continue to loan us money in the future, or if we are unable to continue to sell our common stock, then we will have problems paying our obligations as they become due.  Obviously if we are unable to pay our obligations as they become due we could be forced to cease operations and investors would likely lose their entire investment.

ITEM 1A. – RISK FACTORS - continued

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

ITEM 1A. – RISK FACTORS - continued

Our management controls a large block of our common stock.

As of December 31, 2011, our officers and directors owned approximately 73.3% of our outstanding common stock, and are able to elect all of the directors and continue to control United Mines, Inc.  Non-affiliate shareholders own a minority percentage of our common stock and will have minority voting rights.  Investors will not have the ability to control either a vote of our shareholders or Board of Directors.

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

To satisfy the requirements of certain exemptions from registration under the Securities Act of 1933, and to conform with applicable state securities laws, each investor must acquire his Shares for investment purposes only and not with a view towards distribution.  Consequently, certain conditions of the Securities Act may need to be satisfied prior to any sale, transfer, or other disposition of the shares.  Some of these conditions may include a minimum holding period, availability of certain reports, including financial statements from United Mines, Inc., limitations on the percentage of shares sold and the manner in which they are sold.  United Mines, Inc. can prohibit any sale, transfer or disposition unless it receives an opinion of counsel provided at the holder’s expense, in a form satisfactory to United Mines, Inc., stating that the proposed sale, transfer or other disposition will not result in a violation of applicable federal or state securities laws and regulations.  The public market for our shares of common stock has been extremely limited since we became public on July 14, 2010.  Consequently, owners of our shares may have to hold their investment indefinitely and may not be able to liquidate their investments in United Mines, Inc. or pledge them as collateral for a loan in the event of an emergency.

ITEM 1A. – RISK FACTORS - continued

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

ITEM 1A. – RISK FACTORS - continued

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

ITEM 1A. – RISK FACTORS - continued

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting and, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

ITEM 1A. – RISK FACTORS - continued

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

ITEM 2 – PROPERTIES

Our executive offices are located in Tucson, Arizona, at11924 N. Centaurus Place, Oro Valley, AZ85737, Tel: 520-742-3111.  We rent our executive offices from GEM Management Group, LLC, an entity controlled by Glenn E. Martin, our President,  and one of our directors.  Our offices are approximately 1,000 square feet.  We have completed a three year lease, which expired in May 2010 and continue on month-to-month basis and our rent is $1,500 per month, which includes all utilities.

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

ITEM 4 – (REMOVED AND RESERVED)

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (OTCBB) & OTC Markets (OTCQB) under the symbol “UNMN.”  Our common stock began listing on the OTC Bulletin Board on November 10, 2010.  Our common stock is only expected to trade on a limited or sporadic basis and should not be deemed to constitute an established public trading market.  There is no assurance that there will be liquidity in the common stock.

The following table sets forth the high and low bid information for each quarter within the two most recent fiscal years, as provided by the NASDAQ Stock Markets, Inc  The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended December 31,		Bid Prices
	Period	High	Low

2010	First Quarter	N/A	N/A
	Second Quarter	N/A	N/A
	Third Quarter	N/A	N/A
	Fourth Quarter	$5.00	$0.25
2011	First Quarter	$2.40	$1.00
	Second Quarter	$2.40	$0.25
	Third Quarter	$1.00	$0.29
	Fourth Quarter	$0.99	$0.20

On April 9, 2012, the closing bid price of our common stock was $.50.

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

Holders

As of December 31, 2011, there were 13,739,307 shares of our common stock issued and outstanding and held by 223 holders of record.  We believe many of the shares of our common stock are held in “street name” and, therefore, we believe the actual number of shareholders is slightly higher.

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

Dividend Policy

For the year ended December 31, 2011, we had paid 174,477 shares of common stock dividends. This was the final payment for the 2010 stock dividend program.  Our stock dividend program was set at a 6% annual rate for 2010 , payable 1.5% per quarter. Shareholders who owned our common stock at the end of each our fiscal quarters for 2010 , were entitled to a stock dividend of 1.5% of our common stock they own on the applicable record dates.  Any future dividends, stock or cash, will be at the discretion of our Board of Directors and will depend upon such factors as earnings levels, capital requirements, our financial condition and other factors deemed relevant by the Board of Directors.  Our 2010 stock dividend program should not be taken as an indication we will have stock or cash dividends in any future quarters or years.

Transfer Agent

Pacific Stock Transfer Company is our transfer agent of record located at 4045 S. Spencer Street, Suite 403, Las Vegas, Nevada 89119, 702-361-3033..

Securities Authorized for Issuance Under Equity Compensation Plans

There are no outstanding options  to purchase, or securities convertible into, shares of our common stock, and we do not have any equity compensation plans.

As a result, we did not have any options, and 804,000 stock warrants or rights were outstanding as of December, 2011.  These warrants expire in December 2012 and have a one year life.

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

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

Recent Issuance of Unregistered Securities

During the year ended December 31, 2011, the Company issued 1,877,000 common shares for services and expensed $4,728,125 as consulting and director services.  The Company issued 53,140 in common shares for $109,600 of cash.

The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated investors, familiar with our operations.

ITEM 6 – SELECTED FINANCIAL DATA

The following information has been summarized from financial information included elsewhere and should be read in conjunction with such financial statements and notes thereto.

Summary of Statements of Operations of UNMN

Year Ended December 31, 2011 and 2010
Statement of Opertations Data	December 31,
	2011	2010

Revenues	$-	0
Operating and Other Expenses	(2,086,635)	(497,644)

Net Loss	$(2,086,635)	$(497,644)

Balance Sheet Data:
	December 31,
	2011	2010
Current Assets	$3,356	$52,789
Total Assets	132,267	183,261
Current Liabilities	243,116	190,575
Non Current Liabilites	-	-
Total Liabilities	243,116	190,575
Working (Deficit)	(239,760)	(137,786)
Shareholders' (Deficit)	$(110,849)	$(7,314)

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

Critical Accounting Policies

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Basis of Presentation

The Company has produced minimal revenue from its principal business and is an exploration stage company as defined by ASCTopic 26 “Accounting and Reporting by Exploration State Enterprises”.

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

Exploration Stage Enterprise

The Company's financial statements are prepared pursuant to the provisions of ASC Topic 26 “Accounting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mining interests that will eventually provide sufficient net profits to sustain the Company’s existence. Until such interests are engaged in major commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the development stage. Mining companies subject to ASC Topic 26 are required to label their financial statements as an “Exploratory Stage Company,” pursuant to guidance provided by SEC Guide 7 for Mining Companies.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

Revenue Recognition

As the Company is continuing exploration of its mineral properties, no significant revenues have been earned to date. The Company recognizes revenues at the time of delivery of the product.  Revenue includes sales value received for our principle product, gold, and associated by-product revenues from the sale of by-product metals consisting primarily of gold. Revenue is recognized when title to gold passes to the buyer and when collectibility is reasonably assured. The passing of title to the customer is based on terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets for example, the London Bullion Market, an active and freely traded commodity market, for both gold and silver, in an identical form to the product sold.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2011, cash and cash equivalents include cash on hand and cash in the bank.

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

The Company's corporate office is located in ORO VALLEY, Arizona and the office is provided by our President.

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

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at December 31, 2011, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

Mineral property rights

All direct costs related to the acquisition of mineral property rights are capitalized. Exploration costs are charged to operations in the period incurred until such time as it has been determined that a property has economically recoverable reserves, at which time subsequent exploration costs and the costs incurred to develop a property are capitalized. The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of December 31, 2011, management has determined that no impairment loss is required.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2011, the Company did not record any liabilities for uncertain tax positions.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in Oro Valley, Arizona. The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000 until December 31, 2011.

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

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.  At December 31, 2011 the common stock equivalents consisted of 804,000 in common stock warrants.

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

Summary Overview

We are a company involved in the exploration of natural minerals at several locations, which we own some or all of the minerals rights to explore.  As discussed above, we own  material and  non-material properties.  To date, we have conducted exploratory activities at several of these locations but have not located or excavated any minerals from the properties, other than samples, and have not derived any revenues from our current business operations and have never had any revenues.

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

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

Explanatory Paragraph in Our Independent Registered Public Accounting Firm Report

Our independent accountants have included an explanatory paragraph in their most recent report, stating that our audited financial statements for the years ending December 31, 2011 and 2010, were prepared assuming that we will continue as a going concern.  They note that we have not yet generated significant revenues, that we have an accumulated working capital deficit, and that there are no assurances that we will be able to meet our financial obligations in the future.

Background

We were originally incorporated under the name Plae, Inc., in the State of Arizona on August 20, 1999.  At the time we operated under the name Plae, Inc., no business was conducted.   No books or records were maintained and no meetings were held.   In essence, nothing was done after incorporation until Glenn E. Martin took possession of Plae, Inc.  On February 18, 2005, the corporate name was changed to King Mines, Inc. and then subsequently changed to its current name, United Mines, Inc., on March 30, 2005.   No shares were issued until we became United Mines, Inc.

We are an exploration stage mineral exploration company and have been in the mining industry since January 2005, when we began doing business in the mining industry.  An exploration stage company is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage.  We currently own four groups of mining claims.  These groups include one primary silver exploration stage mining project, three gold exploration stage mining projects, three copper exploration stage projects, and one  gold-tailings exploration stage project, all in Arizona, USA.  To date we have no assurance that commercially viable mineral deposits exist on any of the properties we own or where we have mineral rights. Further exploration, at a significant cost to us, will be required before a final evaluation as to the economic and legal feasibility of the properties is determined.  If this evaluation determines that some of the properties do have mineral deposits we will have to spend substantial funds for their drilling and engineering studies before we will know if we have a commercially viable mineral deposit (a reserve).

Year ended December 31, 2011 compared to year ended December 31, 2010

Introduction

Our business operations for the year ended 2011 versus 2010 are very similar, reflecting our status as a company that owns several mining properties, but is only in the exploration stage engaged in the search for mineral deposits or reserves, and we are not in either the development or production stage.  While we had no revenues for the years ended December 31, 2011, and 2010, we incurred significant operating costs due to our acquisition of certain mining rights and therefore we continue to operate at a substantial loss.

Revenues, Expenses and Loss from Operations

We had no revenue for the years ended December 31, 2011 or December 31, 2010.  Our general and administrative expenses, other expenses, and net loss for the years ended December 31, 2011 and 2010, and the period since our inception (August 20, 1999) through December 31, 2011, respectively, are as follows:
	December 31, 2011	December 31, 2010	Period from August 20, 1999 (inception) through December 31, 2011

Revenue	$-	$-	-
General and Administrative Expenses	2,043,278	420,543	6,895,0512
Sales and Marketing Expenses	12,950	40,187	129,219
Depreciation and Amortization	1,760	1,760	8,071
Exploration Expenses	28,647	31,654	127,740
Net Loss	$2,090,135	494,144	7,181,099

As noted above, we did not have any revenues for the years ended December 31, 2011, 2010, or since our inception on August 20, 1999.  For the year ended December 31, 2011, we do not anticipate any revenues from our current 100% owned mining properties.

Our operating expenses for the year ended December 31, 2011, consisted of general and administrative expenses of $2,043,278, sales and marketing expenses of $12,950, depreciation and amortization of $1,760, and exploration expenses of $28,647.  Our general and administrative expenses for the year ended December 31, 2011, consisted of: compensation to officers, directors and consultants of $1,877,000 (paid all in stock, valued at $1.00 per share),  and other miscellaneous expenses such as postage and delivery, telephone, auto and office support staff.  Our operating expenses for the year ended December 31, 2010, consisted of general and administrative expenses of $420,543, sales and marketing expenses of $40,187, depreciation and amortization of $1,760, and exploration expenses of $31,654.  Our general and administrative expenses for the year ended December 31, 2010, consisted of: compensation to officers, directors and consultants of $31,200 (paid all in stock, valued at $2.50 per share), mine claim maintenance of $34,650, and mining fees of  $5,599, and other miscellaneous expenses such as postage and delivery, telephone, auto and office support staff.

Our operating expenses and corresponding net loss were substantially greater in 2011 compared to 2010.  This is for several reasons.  During the year ended December 31, 2011, the Company issued 1,885,250 common shares for services and expensed $1,877,000 as consulting and director services.  The Company also issued 53,140 in common shares for $109,600 of cash.

Our net loss for the years ended December 31, 2011 and 2010 was $2,090,135 and $494,144 respectively.  For the year ended December 31, 2011, our net loss was the result of our operating expenses plus $3,500 in interest expense.  For the year ended December 31, 2010 our net loss consisted of our operating expenses plus $3,500 in interest expense.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

Liquidity and Capital Resources

Introduction

During the years ended December 31, 2011 and 2010, we did not generate positive operating cash flows. Cash totaled $23 and $1,123 at December 31, 2011 and 2010, respectively.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2011 and 2010, respectively, are as follows:

	December 31, 2011	December 31, 2010	Change

Cash	$23	$1,123	$1,100
Total Current Assets	3,356	52,789	49,433
Total Assets	132,267	183,261	(50,994)
Total Current Liabilities	243,116	190,575	(52,540)
Total Liabilities	$243,116	190,575	(52,540)

Cash Requirements

We have very little cash available as of December 31, 2011.  It is very unlikely we will generate any measurable revenues from our operations in 2012, even if we begin exploration.  And even if we do it will not be sufficient revenue to fund our operations. Therefore, we must rely on raising money in private offerings of our common stock during 2012, or on loans from our officers and directors.  If we are not successful in raising funds through private offerings of our common stock, one of our principals, Glenn E. Martin, our President, has committed to put in up to $25,000 per quarter as necessary to pay for our necessary business expenses for at least the next twelve months.  On October 1, 2008, Mr. Martin agreed to loan us up to $100,000, interest free and unsecured, as needed, during the twelve months ending December 31, 2011, with any amounts loaned due to be paid back one year from the date the money is given to us.  As of December 31, 2008, we had $49,600 in advances from Mr. Martin.  Under the loan agreement, through December 31, 2011, Mr. Martin had loaned us $121,011.  These loans are pursuant to an oral agreement between Mr. Martin, and our company.  This agreement was ratified by our Board of Directors.  However, we will require additional capital over and above $25,000 per quarter to get our business operating at full strength and while we hope to raise this capital through private offerings of our common stock, but we cannot be assured that such funding will be available.  Mr. Martin has indicated he would be willing to loan us up to an additional $250,000 total on similar terms as the existing loans in the event it becomes necessary thru December 31, 2012.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

Sources and Uses of Cash

Operations

We did not receive any cash from operations for the year ended December 31, 2011.  We used $123,736 in cash for operating activities during this period, compared to $139,588 for the same period one year ago.  Our net cash used in operating activities for the year ended December 31, 2011 consisted of a net loss of $2,086,635, $1,877,000 increase in common stock issued for compensation, $36,004 increase in accounts payable, $3,500 increase in accrued liabilities, $48,135 decrease in prepaid expenses, and $1,760 in depreciation and amortization.  Until we have operations we do not anticipate we will generate any cash from operating activities.  Until that time we believe this figure will be fairly indicative our cash generation and cash used for operations in a year period.

Investments

We did not use any cash for investment activities during the year ended December 31, 2011.

Financing

During the year ended December 31, 2011 we had $122,636 in cash provided by financing activities, compared to $117,614 for the same period one year ago.  Of our $122,636 of cash provided by financing activities for the year ended December 31, 2011, $109,600 was from the issuance of common stock, and $13,036 from advances from affiliates, primarily from Glenn E. Martin as no interest loans to cover daily operational expenses.  We anticipate that for the foreseeable future we will have to rely on money raised from the sale of our stock and from advances from our principals to pay our operating expenses.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

S.E.Clark & Company, P.C.

 Registered Firm:  Public Company Accounting Oversight Board

Report of Independent Registered Public Accounting Firm

Board of Directors
and Stockholders
United Mines Inc.
Tucson, Arizona

We have audited the accompanying balance sheet of United Mines Inc. (the “Company”) as of December 31, 2011 and 2010 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and for the period from August 20, 1999 (inception) through December 31, 2011.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of United Mines Inc. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended, and for the period from August 20, 1999 (inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ S.E.Clark & Company, P.C.

Tucson, Arizona
April 12, 2012

UNITED MINES, INC.
(An Exploration Stage Company)
BALANCE SHEETS

ASSETS:	December 31,
	2011	2010

CURRENT ASSETS
Cash	$23	$1,123
Prepaid expense paid with common stock	3,333	51,667
Total current assets	3,356	52,789

PROPERTY AND EQUIPMENT, net	17,412	18,972

OTHER ASSETS
Other assets - mining claims	100,500	100,500
Deposit	11,000	11,000
	111,500	111,500

TOTAL ASSETS	$132,267	$183,261

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Notes payable	$35,000	$35,000
Accounts payable	62,504	26,500
Accrued expenses and other liabilities	13,990	10,491
Advances from affiliates	131,622	118,584
Total current liabilities	243,116	190,575
Total liabilities	243,116	190,575

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 100,000,000 shares authorized;
13,739,307 and 11,624,440 issued and outstanding as of
December 31, 2011 and 2010, respectively	13,739	11,625
Additional paid-in capital	7,056,512	5,072,026
Accumulated deficit during this exploration stage	(7,181,099)	(5,090,964)
Total stockholders' (deficit)	(110,849)	(7,314)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$132,267	$183,261

The accompanying notes are an integral part of these financial statements.

UNITED MINES, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
			For the Period
			from August 20, 1999
	December 31,		(inception) through
	2011	2010	December 31, 2011

REVENUES:
Revenues	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	2,043,278	420,543	6,895,051
Sales and marketing expenses	12,950	40,187	129,219
Depreciation and amortization	1,760	1,760	8,071
Exploration expenses	28,647	31,654	127,740
Total operating expenses	2,086,635	494,144	7,160,081
OPERATING LOSS	2,086,635	494,144	7,160,081

OTHER (INCOME) EXPENSE
Interest expense	3,500	3,500	21,017
TOTAL OTHER (INCOME) EXPENSE	3,500	3,500	21,017

NET LOSS	$(2,090,135)	$(497,644)	$(7,181,099)

NET LOSS PER SHARE:

Basic loss per share:	$(0.17)	$(0.04)

Weighted average of number of shares outstanding	12,131,928	11,261,237

The accompanying notes are an integral part of these financial statements.

UNITED MINES, INC.
( An Exploration Stage Company)
STATEMENT OF STOCKHOLDER' EQUITY (DEFICIT)

				Additional
	Common Stock		Stock	Paid-in	Accumulated
	Shares	Amount	Subscription	Capital	Deficit	Total

AUGUST 20, 1999	-	$-	$-	$-	$-	$-

Common stock issued for services	4,426,000	$4,426	-	2,208,574		2,213,000

Stock issued for 23 mining claims and mining reports	3,600,000	3,600		96,400		100,000

Net loss	-	-	-	-	(2,213,000)	(2,213,000)

DECEMBER 31, 2005	8,026,000	$8,026	$-	$2,304,974	$(2,213,000)	$100,000

Common stock issued for services	417,007	417	-	346,933	-	347,350

Common stock issued for cash	300,000	300	(20,000)	149,700	-	130,000

Net loss	-	-	-	-	(458,492)	(458,492)

DECEMBER 31, 2006	8,743,007	$8,743	$(20,000)	$2,801,607	$(2,671,492)	$118,858

Common stock issued for services	1,079,157	1,079	-	573,969	-	575,049

Common stock issued for cash	177,000	177	-	105,823	-	106,000

Cash received from stock subscription			20,000			20,000

Convertible note payable				8,750		8,750

Net loss	-	-	-	-	(667,694)	(667,694)

DECEMBER 31, 2007	9,999,164	9,999	$-	$3,490,149	$(3,339,186)	$160,962

Common stock issued for services	466,433	466	-	231,522	-	231,988

Common stock issued for cash	177,300	177	-	92,873	-	93,051

Net loss	-	-	-	-	(419,065)	(419,065)

DECEMBER 31, 2008	10,642,897	10,643	$-	$3,814,544	$(3,758,251)	$66,937

Common stock issued for compensation	239,200	239	-	597,761	-	598,000

Common stock issued for cash	100,000	100	-	249,900	-	250,000

Common stock issued for debt	5,500	6		5,495		5,500

Costs of raising capital	-	-		(35,500)		(35,500)

Net loss	-	-	-	-	(835,069)	(835,069)

STATEMENT OF STOCKHOLDER' EQUITY (DEFICIT) -continued

DECEMBER 31, 2009	10,987,597	10,988	$-	$4,632,199	$(4,593,320)	$49,867

Common stock issued for services	128,333	128	-	344,920	-	345,047

Common stock issued for prepaid services	16,667	17	-	51,650	-	51,667

Common stock cancelled	(37,500)	(38)	-	(18,713)	-	(18,750)

Common stock issued for purchase of equipment	6,000	6		14,994		15,000

Common stock issued for cash	17,500	18		47,483		47,500

Dividends	505,843	506		(506)		-

Net loss	-	-	-	-	(497,644)	(497,644)

DECEMBER 31, 2010	11,624,440	11,625	$-	$5,072,026	$(5,090,964)	$(7,314)

Common stock issued for consulting services	185,250	185		176,815		177,000

Common stock issued for officer and directors	1,700,000	1,700		1,698,300		1,700,000

Common stock issued for cash	53,140	55		109,545		109,600

Dividends	174,477	174		(174)		-

Net loss	-	-	-	-	(2,090,135)	(2,090,135)

DECEMBER 31, 2010	13,737,307	13,739	$-	$7,056,512	$(7,181,099)	$(110,849)

The accompanying notes are an integral part of these financial statements.

UNITED MINES, INC
( An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
			For the Period from
			August 20, 1999
	December 31,		(inception) to
	2011	2010	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(2,090,135)	$(497,644)	$(7,181,099)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	1,760	1,760	8,070
Amortization of conversion feature	-	-	8,750
Common stock issued for compensation	1,877,000	345,047	6,186,878
Common Stock Cancelled	-	(18,750)	(18,750)
Changes in assets and liabilities:
Prepaid expenses	48,135	-	48,135
Accounts payable	36,004	26,500	62,503
Accrued liabilities	3,500	3,500	13,990
Net cash used in operating activities	(123,736)	(139,588)	(871,523)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit	-	-	(11,000)
Purchase of Intangible Asset	-	-	(5,784)
Purchase of Property and Equipment	-	(5,000)	(5,000)
Net cash used in investing activities	-	(5,000)	(21,784)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliates	13,036	70,114	211,760
Repayments of advances from affiliates	-	-	(74,580)
Proceeds from the issuance of common stock	109,600	47,500	756,150
Net cash provided by financing activities	122,636	117,614	893,330
			-
INCREASE (DECREASE) IN CASH	(1,100)	(26,974)	23
CASH, BEGINNING OF PERIOD	1,123	28,097	-
CASH, END OF PERIOD	$23	$1,123	$23

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-
Stock issued for prepaid services	$-	$51,667	$51,667
Stock issued for purchase of equipment	$-	$15,000	$15,000
Stock issued for mining claims	$-	$-	$100,000

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

NOTE 2 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has sustained losses from operations and no revenues from operations.  Through year ended December 31, 2011 the Company accumulated a net loss of $7,181,099.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

Mine Exploration and Development Costs

All exploration costs are expensed as incurred. Mine development costs are capitalized after proven and probable reserves have been identified.  Amortization is calculated using the units-of production method over the expected life of the operation based on the estimated recoverable mineral ounces.

UNITED MINES, INC.
NOTES TO  FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at December 31, 2011, but the Company’s mineral properties will be subject to standards for mine reclamation that is established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

UNITED MINES, INC.
NOTES TO  FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Mineral Property Rights

All direct costs related to the acquisition of mineral property rights are capitalized. Exploration costs are charged to operations in the period incurred until such time as it has been determined that a property has economically recoverable reserves, at which time subsequent exploration costs and the costs incurred to develop a property are capitalized.

The Company management reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of December 31, 2011, management has determined that no impairment loss is required.

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

The Company adopted the provisions of FASB Interpretation No. 48; “Accounting For Uncertainty In Income Taxes” - An Interpretation of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31st, 2011,, the Company did not record any liabilities for uncertain tax positions.

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence, giving greater weight to its recent cumulative losses and its ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences. The Company performed this evaluation as of the year ended December 31, 2011 and the quarter ended September 30, 2011. At that time the Company continued to have sufficient positive evidence, including recent cumulative profits, a reduction in operating expenses, the ability to carry-back losses against prior taxable income and an expectation of improving operating results, showing a valuation allowance was not required. At the end of the quarter ended September 30, 2011, changes in previously anticipated expectations and continued operating losses necessitated a valuation allowance against the tax benefits recognized in this quarter and prior quarters since they are no longer “more-likely-than-not” realizable. Under current tax laws, this valuation allowance will not limit the Company’s ability to utilize U.S. federal and state deferred tax assets provided it can generate sufficient future taxable income in the U.S.

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

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has not adopted any new accounting pronouncement.

UNITED MINES, INC.
NOTES TO  FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

The Company’s fixed assets as of December 31, 2011 and 2010 are as follows:

	December 31,	December 31,
	2011	2010
Equipment	$25,483	25,283
Accumulated depreciation	(8,071)	(6,311))
Total	$17,412	18,972

Depreciation expense for the years ended December 31, 2011 is $1,760 compared to $1,760 for December 31, 2010.

NOTE 5 – PURCHASE OF MINING RIGHTS

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

NOTE 6 – SHARE CAPITAL

On August 20, 1999, the Company authorized 1,000,000 and amended is articles of incorporation in 2006 to 100,000,000 shares of common stock, at $.001 par value and 13,739,307  are issued and outstanding as of December 31,  2011.

During the year ended December 31, 2011, the Company issued 1,885,250 common shares for services and expensed $1,877,000 as consulting and director services.  The Company issued 53,140 in common shares for $109,600 of cash.

Included in the above amount are 1,700,000 shares of common stock for compensation to the Board of Directors and CEO/CFO services for the fair value of the services rendered by consultants and expensed $1,700,000.  The issuance of stock for consulting services consideration to consultants, management, and the Board of Directors was for the fair value at the services rendered.  The value of those shares is normally determined based on the value of the stock at the dates on which the agreements entered into for the services.

During the year ended December 31, 2011, the Company issued 174,477 shares of common stock as stock dividends to its shareholders for the Company 2010 Stock Dividend Program.

UNITED MINES, INC.
NOTES TO  FINANCIAL STATEMENTS

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

NOTE 9– NOTES PAYABLE

On December 7, 2007 the Company issued a 10% note payable to the Lebrecht Group, PC for services rendered related to the registration of certain securities of the Company.  The note and accrued interest were due December 7, 2008 and at the option of the holder payable in full on the maturity date or in 12 monthly payments beginning on the maturity date.  The note and accrued interest are convertible to common shares at any time at the option of the holder at 75% of the average closing bid price on the five trading days immediately preceding the conversion.  Management estimates, at this time that 120,000 shares may be issued if this conversion feature is exercised.

In accordance with generally accepted accounting principles, the 25% discount to market related to the conversion feature has been reported as a component of additional paid in capital.  Additionally, since this represents a prepayment for services related to a future public offering, management has elected to offset the cost to future capital raised as a result of the offering, if any.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company is managed by its key shareholders who are also officers and directors of the Company.  The balance of advances from our key shareholders for cash advanced to the Company as of December 31, 2011 is $131,620 and $112,486 at December 31, 2010.  These advances do not convert to common stock and they are non-interest bearing advances.

An entity affiliated with one of the shareholders provides office space and other support on a month to month basis.  The entity has been paid $36,000 in cash for the year ended December 31, 2011.  An officer and the above mentioned affiliated entity have also been paid $3,600 in cash for executive salaries and wages for the year ended December 31, 2011.

UNITED MINES, INC.
NOTES TO  FINANCIAL STATEMENTS

NOTE 11 - NET LOSS PER SHARE

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share for the year ended December 31, 2011 and 2010 is the same as basic loss per share. For the year ended December 31, 2011 and 2010, the following potential shares of common stock that would have been issuable have been excluded from the calculation of diluted loss per share because the effects, as a result of our net loss, would be anti-dilutive.

The following table represents the computation of basic and diluted losses per share at December 31, 2011 and 2010.

	2011	2010
Losses available for common shareholders	2,090,135	497,644

Basic and diluted weighted average common shares outstanding	12,131,928	11,261,237

Basic and diluted loss per share	$.17	.04

Net loss per share is based upon the weighted average shares of common stock outstanding.

 NOTE 12 – SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, and have determined that there are no events are reasonably likely to impact the financial statements.

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

ITEM 9A - CONTROLS AND PROCEDURES - continued

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2011, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting.

Based on its assessment, management determined that, at December 31, 2011, we maintained effective internal control over financial reporting.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended December 31, 2011, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s)

Glenn E. Martin	58	President(2005)and Chairman of the Board (2007)
		Chief Financial Officer, Principal Accounting Officer,

Glynn A. Burkhardt	55	Senior Vice President and Director (2006)

Roger McCaslin	57	Director (2010)

Nicole M. Breen	35	Secretary, Treasurer and Director (2005)

Robert Leitzman	69	Vice President and Director (2006)

Robert Metz	78	Vice President and Director (2007)

Lawrence G. Dykers	74	Director (2010)

Glenn E. Martin Is currently our President and Chairman of the Board.  He has served in these positions since 2005 and 2007 respectively.  Prior to joining United Mines, Mr. Martin has served in an executive capacity with several different companies.  From 1988 through the fall of 1992, Mr. Martin was Executive Director of World Trade Center, Tucson, a subsidiary of the former Twin Towers in New York City.  In this position he oversaw the day to day operation, including projects, programs, and seminars for the U.S. Dept. of Commerce associate office in the W.T.C., Tucson promoting D.O.C. programs, servicing clients for both the D.O.C. and Small Business administration.  During his tenure with World Trade Center he served as speaker for international trade seminars and the AIESEC (U.S) National Leadership Seminars. Member; Hong Kong Trade Association 1988 to present. Member; Society of Mining, Metallurgy & Exploration (2008)  Guest speaker at Inaugural HKBAH Annual Event in May 2010 & member of Hong Kong Business Association of Hawaii (2010)

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Glynn A. Burkhardtis currently our Senior Vice President and a Director.  He has held these positions since 2006.  Mr. Burkhardt is the son of Glynn G. Burkhardt, our Emeritus Chairman of the Board.  From March, 2000 to present, Mr. Burkhardt has been the owner/operator of Burkhardt Mining where he specializes in the evaluation and acquisition of mining properties.  Burkhardt Mining is merely a dba of Glynn A. Burkhardt.  Burkhardt Mining does all of its work for our company and does not work with any other companies.  Mr. Burkhardt spends approximately 90% of his time working on our business affairs.

Roger McCaslin is currently one of our Directors.  He has held this position since August 2010.    Mr. McCaslin was Facility Manager at Cobre Valley Mineral Recovery under Glynn A. Burkhardt from 1997 to 2004, as facility manager his duties included security, equipment maintenance, building maintenance, employee management including hiring, construction management, plumbing installation and heavy equipment and truck operator.  Other duties included surface and sub-surface sampling by hand through the use of rock drills both hand held and mounted.  Mr. McCaslin is familiar with laboratory crushing and grinding equipment as well as spectrographic analysis equipment. Mr McCaslin has operated crushing units, end dumps as well as worked with the pit crew driller and as an explosives specialist assistant for open pit mining.  In addition, Mr. McCaslin has extensive experience with gasoline, diesel and propane distribution and the installation of holding tanks.

Nicole M. Breen is currently our Secretary and Treasurer, and a Director.  She has held these positions since 2005.  From June 2000 to present she has served as the Managing Associate of GEM Management Group, LLC, a company owned by Glenn E. Martin, specializing in acquiring mineral rights and mining properties, along with servicing administration requirements for the company.   All Ms. Breen’s current work in the mining industry is done on our behalf and she spends approximately 50% of her time working on our business affairs.  In this position she oversees as corporate secretary, recording secretary and the day-to-day treasury operations of the company.  Ms. Breen received her Bachelor of Science in Physical Education in Education, with a minor in Elementary Education, from the University of Arizona.

Robert Leitzman has been one of our Vice Presidents and Directors since 2006From May 1998 to present Mr. Leitzman has been an self-employed, independent consultant specializing in all aspects of mine management and precious and ferrous  metal processing, including mine start up, planning, budgeting and cost control.  Mr. Leitzman is familiar with ISO registrations, environmental permit negotiations and community relations including seminar presentations to employees, corporate management and the public.  Plant management experience in plastics, mining chemicals, resins and nickel plating.  Mr. Leitzman also owns Tucson Guns & Western Artifacts.  Mr. Leitzman spends approximately 25% of his time working on our business affairs.  Mr. Leitzman received his Bachelor of Science, Mining Engineering, from the University of Arizona.

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

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Lawrence G. Dykers joined our Board of Directors on November 6, 2010. An executive manager who is well grounded in the management area of mine operations and minerals development; direct experience in lead-zinc, copper-molybdenum, gold-silver, uranium, rare earths, coal, iron ore and quartz stone; a proven record in organization, planning and execution of complex projects, through teamwork and delegation of responsibility. Has direct experience in operations, engineering and in corporate management. Affiliations: NSPE, SME/AIME: Tucson-Southern California-Northwest & Great Lakes-Pacific Southwest Region, Canadian Institute of Mining, Coal Association of Canada, Wyoming Mining Association, Iron Mining Assoc of MN, Wyoming Water Development Board, Rawlings Water Development Board, Minnesota State Chamber of Commerce, University of Minnesota Clinics, Minnesota Department of Health, Range Regional Health Services, Engineering Club of Northern MN, Mining Foundation of the Southwest and he currently spends approximately 50% of his time working on our business affairs..

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

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Glenn E. Martin	1	1	0
Glynn A. Burkhardt	1	1	0
Roger McCaslin	1	1	0
Nicole M. Breen	1	1	0
Robert Leitzman	1	1	0
Robert Metz	1	1	0
Lawrence G. Dykers	1	1	0

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Board Meetings and Committees

During the fiscal year ended December 31, 2011, the Board of Directors met 10 times and took written action on several other occasions.  All the members of the Board attended all the meetings except Lawrence G. Dykers; attended 6 meetings and Robert Leitzman; attended 9 meetings.  The written actions were by unanimous consent.

Indemnification of Officers and Directors

Article IX of our Articles of Incorporation provides that, to the fullest extent permitted by law, no director or officer shall be personally liable to the corporation or its shareholders for damages for breach of any duty owed to the corporation or its shareholders. In addition, the corporation shall have the power, in its bylaws or in any resolution of its stockholders or directors, to indemnify the officers and directors of the corporation against any liability as may be determined to be in the best interests of this corporation, and in conjunction therewith, to buy, at the corporation’s expense, policies of insurance.

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

Code of Ethics

We are committed to maintaining the highest standards of business conduct and ethics. We have adopted a code of conduct and ethics applicable to our directors, officers and employees. The code of conduct and ethics reflects our values and the business practices and principles of behavior that support this commitment. The code of conduct and ethics satisfies SEC rules for a “code of ethics” required by Section 406 of the Sarbanes-Oxley Act of 2002, as well as the American Stock Exchange rules for a “code of conduct and ethics.” A form of the code of conduct and ethics was filed as Exhibit 14.1 to the Annual Report for the year ended December 31, 2010.

ITEM 11 - EXECUTIVE COMPENSATION

Executive Officers and Directors

We do not have any employment contracts with our executive officers.  Additionally, during the year ended December 31, 2011, we did not compensate any of our officers or directors with cash compensation, only with shares of our common stock.  The shares of our common stock issued to our officers and directors were restricted shares and federal and state securities laws place restrictions on the ability of our officers and directors to sell our common stock.

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal years ended December 31, 2011, 2010, 2009, 2008 and 2007 (“Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Glenn E. Martin	2011 2010 2009 2008	-	- - -	1,040,000* 50,000 (1) 425,000 (1) 85,000 (2)	- -	- -	- -	- -	1,040,000 50,000 (1) 425,000 (1) 85,000 (2)
Chairman of the Board and President	2007	-	-	35,000 (3)	-	-	-	-	35,000 (3)

Glynn A. Burkhardt	2011 2010 2009 2008	- -	- - -	260,100* 25,000 (4) 25,000 (4) 5,000 (5)	- -	- -	- -	- - -	260,100 25,000 (4) 25,000 (4) 5,000 (5)
Director and Senior Vice President	2007	-	-	30,000 (6)	-	-	-	-	30,000 (6)

Nicole M. Breen	2011 2010 2009 2008	- -	- - -	120,000* 25,000(7) 25,000 (7) 5,000 (8)	- -	- -	- -	- - -	120,000 25,000(7) 25,000 (7) 5,000 (8)
Director, Secretary and Treasurer	2007	-	-	30,000 (9)	-	-	-	-	30,000 (9)

ITEM 11 - EXECUTIVE COMPENSATION - continued

Robert Leitzman	2011 2010 2009 2008	- -	- - -	70,000* 25,000(10) 25,000 (10) 5,000 (11)	- -	- -	- -	- -	70,000 25,000(10) 25,000 (10) 5,000 (11)
Vice President and Director	2007	-	-	30,000 (12)	-	-	-	-	30,000 (12)

Robert Metz	2011 2010 2009	-	- -	60,000* 25,000(13) 25,000 (13)	-	-	-	- -	60,000 25,000(13) 25,000 (13)
Vice President and Director	2008 2007	- -	- -	5,000 (14) 5,000 (15)	- -	- -	- -	- -	5,000 (14) 5,000 (15)

Roger McCaslin	2011 2010 2009	-	- -	90,000* 25,000(16) 25,000 (16)	-	-	-	- -	90,000 25,000(16) 25,000 (16)
Director

*Base upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment.  Our policy and assumptions made in valuation of share based payments are contained in the Notes to our December 31, 2011 financial statements.  The monies shown in the “option awards” column is the total calculated value for each individual.

*        The 2011 restricted stock share awards to the officers and directors were valued at $1.00 per share which management believes approximates the fair value of the stock as of the award date.

(1)
Represents the 170,000 shares Mr. Martin received in 2009, 150,000 for serving as our Chief Executive Officer and 20,000 as our Chairman of the Board in 2009 and 20,000 Mr. Martin received in 2010 as our Chairman of the Board. These shares were valued at $2.50 per share.

(2)	Represents the 170,000 shares Mr. Martin received in 2008, 150,000 for serving as our Chief Executive Officer and 20,000 as our Chairman of the Board. These shares were valued at $0.50 per share

(3)	Represents the 70,000 shares Mr. Martin received in 2007, 50,000 for serving as our Chief Executive Officer and 20,000 as our Chairman of the Board. These shares were valued at $0.50 per share.
(4)
Represents the 10,000 shares Glynn A. Burkhardt received in 2009 and 10,000 shares Glynn A. Burkhardt received in 2010 for serving on our Board of Directors. These shares were valued at $2.50 per share.

(5)	Represents the 10,000 shares Glynn A. Burkhardt received in 2008 for serving on our Board of Directors. These shares were valued at $0.50 per share.
(6)	Represents the 60,000 shares Glynn A. Burkhardt, received in 2007, 50,000 for serving as our Senior Vice President and 10,000 as a director. These shares were valued at $0.50 per share.

(7)
Represents the 10,000 shares Ms. Breen received in 2009 for serving on our Board of Directors and 10,000 shares Ms. Breen received in 2010 for serving on our Board of Directors. These shares were valued at $2.50 per share.

(8)	Represents the 10,000 shares Ms. Breen received in 2008 for serving on our Board of Directors. These shares were valued at $0.50 per share.

(9)	Represents the 60,000 shares Ms. Breen received in 2007, 50,000 for serving as our Secretary and Treasurer and 10,000 as a director. These shares were valued at $0.50 per share.
(10)
Represents the 10,000 shares Mr. Leitzman received in 2009 for serving on our Board of Directors and 10,000 shares Mr. Leitzman received in 2010 for serving on our Board of Directors. These shares were valued at $2.50 per share.

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

ITEM 11 - EXECUTIVE COMPENSATION - continued

(13)
Represents the 10,000 shares Mr. Metz received in 2009 for serving on our Board of Directors and 10,000 shares Mr. Metz received in 2010 for serving on our Board of Directors. These shares were valued at $2.50 per share.

(14)	Represents the 10,000 shares Mr. Metz received in 2008 for serving on our Board of Directors. These shares were valued at $0.50 per share.

(15)	Represents the 10,000 shares Mr. Metz received in 2007 for serving as a director. These shares were valued at $0.50 per share.
(16)
Represents the 10,000 shares Mr. McCaslin received in 2009 for serving on our Board of Directors and10,000 shares Mr. McCaslin received in 2010 for serving on our Board of Directors. These shares were valued at $2.50 per share.

(17)	Represents the 10,000 shares Glynn G. Burkhardt received in 2008 for serving on our Board of Directors. These shares were valued at $0.50 per share.

Employment Contracts

We currently do not have written employment agreements with our executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2011:

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

ITEM 11 - EXECUTIVE COMPENSATION - continued

Compensation of Directors

We issue our directors 10,000 shares each, per year, as compensation for serving on our Board of Directors. We issue the Chairman of the Board an additional 10,000 shares annually. The following table sets forth director compensation as of December 31, 2011:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) *		Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Glenn E. Martin (1)	0-	20,000	(1)	0-	0	0	0	20,000	(1)

Glynn A. Burkhardt (2)	0-	10,000	(2)	0	0	0	0	10,000	(2)

Nicole Breen (3)	0-	10,000	(3)	0	0	0	0	10,000	(3)

Robert Leitzman (4)	0-	10,000	(4)	0	0	0	0	10,000	(4)

Robert Metz (5)	0-	10,000	(5)	0	0	0	0	10,000	(5)

Roger McCaslin (6)	0-	10,000	(6)	0	0	0	0	10,000	(6)

Lawrence G. Dykers	0-	10,000	(7)	0	0	0	0	10,000	(7)

*
(1)	Glenn E. Martin was appointed to our Board of Directors on January 1, 2005. Represents the 20,000 shares Mr. Martin received as our Chairman of the Board. These shares were valued at $1.00 per share.
(2)	Glynn A. Burkhardt was appointed to our Board of Directors on May 3, 2006. Represents the 10,000 shares Mr. Burkhardt received for serving as a director. These shares were valued at $1.00 per share.
(3)	Nicole Breen was appointed to our Board of Directors on January 1, 2005. Represents the 10,000 shares Ms. Breen received for serving as a director. These shares were valued at $1.00 per share.
(4)	Robert Leitzman was appointed to our Board of Directors on July 11, 2006. Represents the 10,000 shares Mr. Leitzman received for serving as a director. These shares were valued at $1.00 per share.
(5)	Robert Metz was appointed to our Board of Directors on May 4, 2007. Represents the 10,000 shares Mr. Metz received for serving as a director. These shares were valued at $1.00 per share.
(6)	Roger McCaslin was appointed to our Board of Directors on August 5, 2009. Represents the 10,000 shares Mr. McCaslin received for serving as a director. These shares were valued at $1.00 per share.
(7)
Lawrence G. Dykers was appointed to our Board of Directors on November 6th, 2010. Represents the 10,000 shares Mr. McCaslin received for serving as a director. These shares were valued at $1.00 per share.

Option Exercises And Stock Vested Table
None.

Pension Benefits Table
None.

ITEM 11 - EXECUTIVE COMPENSATION - continued

Nonqualified Deferred Compensation Table

None.

All Other Compensation Table
None.

Perquisites Table
None.

2011 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE
		Before Change in Control	After Change in Control
Name	Benefit	Termination w/o Cause or for Good Reason	Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
NONE

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2011, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 10% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group

Common Stock
Title of Class	Name and Address of Beneficial Owner (3)	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Common Stock	Glenn E. Martin (2)	4,241,078	(4)	30.1%
Common Stock	Glynn A. Burkhardt (2)	4,292,573	(5)	31.2%
Common Stock	Roger McCaslin (2)	153,070		1.1%
Common Stock	Nicole M. Breen (2)	952,826	(6)	6.9%
Common Stock	Robert Leitzman	249,987		1.8%
Common Stock	Lawrence G. Dykers	72,472		<1%
Common Stock	Robert Metz	144,911		1.1%
Common Stock	All Directors and Officers As a Group (7 persons)	10,106,917	(4) (5) (6)	73.3%

(1)
Unless otherwise indicated, based on 13,739,307 shares of common stock issued and outstanding.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Indicates one of our officers or directors.

(3)	Unless indicated otherwise, the address of the shareholder is United Mines Inc., 11924 N. Centaurus Place, Oro Valley, AZ 85737

(4)	Includes 80,666 shares held in the name of Tanque Verde Valley Missionary Society, an entity controlled by Mr. Martin.

(5)	Includes 658,048 shares held of record by Glynn G. Burkhardt (deceased), which are now part of Mr. Glynn G. Burkhardt’s estate. Mr. Glynn A. Burkhardt is trustee of the estate.

(6)
Includes 305,505 shares held of record by GEM Management Group, LLC, of which Ms. Breen is the President and Managing Associate, and 21,233 total shares held in the names of Angelica Breen, Ryan Breen and Ryan C.N. Breen.

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

DIVIDENDS

Dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, for use in its business operations and accordingly, the Board of Directors does not anticipate declaring any dividends prior to a business combination.

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

DIVIDENDS

Dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, for use in its business operations and accordingly, the Board of Directors does not anticipate declaring any dividends prior to a business combination.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our officers and directors are also our primary shareholders.  Together, our officers and directors control 10,106,917shares of our common stock, or 73% of our outstanding common stock.  Since our inception, Glenn E. Martin, one of our directors, has advanced us money at times to pay for minor operating expenses.  On October 1, 2008, Mr. Martin, agreed to loan us up to $100,000, interest free and unsecured, as needed, during the twelve months ending September 30, 2011, with any amounts loaned due to be paid back one year from the date the money is given to us.

The Company is managed by its key shareholders who are also officers and directors of the Company.  The balance of advances from our key shareholders for cash advanced to the Company as of December 31, 2011 is $131,620 and $112,486 at December 31, 2010.  These advances do not convert to common stock and they are non-interest bearing advances.

An entity affiliated with one of the shareholders provides office space and other support on a month to month basis.  The entity has been paid $36,000 in cash for the year ended December 31, 2011.  An officer and the above mentioned affiliated entity have also been paid $3,600 in cash for executive salaries and wages for the year ended December 31, 2011.

These loans are pursuant to an oral agreement between Mr. Martin, and the company.  This agreement was ratified by our Board of Directors.  However, we will require additional capital over and above $25,000 per quarter to get our business operating at full strength and while we hope to raise this capital through private offerings of our common stock, but we cannot be assured that such funding will be available.  Mr. Martin has  indicated he would be willing to loan us up to an additional $250,000 total on similar terms as the existing loans in the event it becomes necessary thru December 31, 2012.

Burkhardt Mining, a company controlled by Glynn A. Burkhardt, is the mining operator of the Cerro Colorado Silver Mining Project's permitted Mill Site.  Under our agreement with Burkhardt Mining, we paid Burkhardt Mining $20,000 for their services from April 2006 to April 2007, and $47,000 for the period from April 2007 to April 2008, $45,000 from April 2008 to April 2010 and $25,000 from April 2010 thru March 2011 for exploration work on our Az. State exploration permits. 2012 State "permit" exploration for the period of June 2011 to June 2012 has not been completed or compiled to date.

As noted above, we rent our executive offices from GEM Management Group, LLC, an entity controlled by Glenn E. Martin, our President  and one of our directors.  Our offices are approximately 1,000 square feet.  We have completed a three year lease, which expired in May 2010 and continues on month-to-month basis and our rent is $1,500 per month, which includes all utilities.

We have a consulting agreement with Robert Leitzman, one of our directors, to serve as our Vice President and Director of Mining Operations.  Under this agreement Mr. Leitzman received 50,000 shares of our common stock for his services in 2006 and 2007.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE - continued

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Restated Fees

During the year ended December 31, 2011, S.E. Clark & Company, P.C., billed us approximately $17,000 in fees for professional services for the audit of our financial statements in our Form 10-K and review of financial statements included in our Form10-Q’s, as applicable.  During the year ended December 31, 2011, S.E. Clark & Company, P.C. billed us approximately $16,000 in fees for professional services for the audit and review of our financial statements.

Tax Fees

During the year ended December 31, 2011, S.E. Clark & Company, P.C., billed us $0 for professional services for tax preparation. During the year ended December 31, 2011, S.E. Clark & Company, P.C. billed us $0 for professional services for tax preparation.

All Other Fees

During the year ended December 31, 2011, S.E. Clark & Company, P.C., billed us $0 for other fees. During the year ended December 31, 2011, S.E. Clark & Company, P.C. billed us $0 for other fees.

Of the fees described above for the year ended December 31, 2011, 100% were approved by the entire Board of Directors.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(2)           Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)           Exhibits

Refer to (b) below.

(b)           Exhibits

3.1 (1)	Articles of Incorporation of United Mines, Inc.

3.2 (1)	Articles of Amendment to Articles of Incorporation

3.3 (1)	Bylaws of United Mines, Inc.

10.1 (1)	Stock Purchase/Consulting Agreement with Robert Metz dated January 2, 2008

10.2 (1)	Stock Purchase/Consulting Agreement with Robert Leitzman dated November 10, 2006

10.3 (1)	Quitclaim Deeds from Mssrs. Burkhardt and others

14.1	Financial Code of Ethics

99.1 (2)	Mining Claim Ledger for Material and Non-Material Claims

99.2 (1)	ASLD Mineral Exploration Permits

99.3 (2)	Industry Guide No. 7 and Glossary of Mining and Mineral Resource Terms

99.4 (2)	Permits, State Lease Maps, and Small Scale Location Map for the Cerro Colorado Project

99.5 (2)	Project Area Project Area and Lode Claim Maps for the Blue Copper, Green Copper and Red Beds Mining Claims

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (3)

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (3)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (3)

32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (3)

(1)	Incorporated by reference from our registration statement on Form S-1, filed with the Commission on December 30, 2008.

(2)	Incorporated by reference from our registration statement on Form S-1 (Amendment #1), filed with the Commission on March 20, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Mines, Inc.

Dated: April 16, 2012		/s/ Glenn E. Martin
	By:	Glenn E. Martin
	Its:	President and Chairman of the Board

Dated: April 16, 2012		/s/ Glenn E. Martin
	By:	Glenn E. Martin
	Its:	Chief Financial Officer, Principal Accounting Officer

Dated: April 16, 2012		/s/ Nicole Breen
	By:	Nicole Breen
Secretary, Treasurer and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 16, 2012		/s/ Glenn E. Martin
	By:	Glenn E. Martin
	Its:	President and Chairman of the Board

Dated: April 16, 2012		/s/ Glenn E. Martin
	By:	Glenn E. Martin
	Its:	Chief Financial Officer, Principal Accounting Officer and a Director

Dated: April 16, 2012		/s/ Nicole Breen
	By:	Nicole Breen
	Its:	Secretary, Treasurer and a Director

Dated: April 16, 2012		/s/ Robert Metz
	By:	Robert Metz
	Its:	Vice President and a Director

Dated: April 16, 2012		/s/ Roger McCaslin
	By:	Roger McCaslin
	Its:	Director

Dated: April 16, 2012		/s/ Glynn A. Burkhardt
	By:	Glynn A. Burkhardt
	Its:	Senior Vice President and a Director
Dated: April 16, 2012		/s/ Lawrence G. Dykers
	By:	Lawrence G. Dykers
	Its:	Director