Form 10-Q
period 2012-03-31
UNITED MINES INC
filed 2012-05-15
CIK 1393772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 000-53727

UNITED MINES, INC.

(Name of small business issuer as specified in its charter)

Arizona	83-0452269
( State or other jurisdiction of incorporation or organization)	( IRS Employer Identification No.)

11924 North Centaurus Place, Oro Valley, AZ  85737

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

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
Yes  ☐ No  ☒
 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2011
Common stock, $0.001 par value	13,739,307

i

UNITED MINES, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE ENDED MARCH 31, 2012 AND 2011

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

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

UNITED MINES, INC.
(A Exploration Stage Company)
BALANCE SHEETS

	March 31, 2012	December 31, 2011
ASSETS:	(unaudited)	(audited)

CURRENT ASSETS
Cash	$1,603	$23
Prepaid expense	-	3,333
Total current assets	1,603	3,356

PROPERTY AND EQUIPMENT, net	16,972	17,412

OTHER ASSETS
Other assets - mining claims	100,500	100,500
Deposit	11,000	11,000
	111,500	111,500

TOTAL ASSETS	$130,074	$132,267

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Notes payable	$35,000	$35,000
Accounts payable	61,054	62,504
Accrued expenses and other liabilities	14,873	13,990
Advances from affiliates	157,892	131,622
Total current liabilities	268,819	243,116

Total liabilities	268,819	243,116

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 shares authorized;
13,739,307 issued and outstanding as of
March 31, 2012 and December 31, 2011, respectively	13,769	13,739
Additional paid-in capital	7,086,482	7,056,512
Accumulated deficit during this exploration stage	(7,238,995)	(7,181,099)
Total stockholders' deficit	(138,744)	(110,848)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$130,074	$132,267

The accompanying notes are an integral part of these condensed financial statements.

UNITED MINES, INC.
(A Exploration Stage Company)
STATEMENTS OF OPERATIONS - (unaudited)
			For the Period
	Three Months Ended		from August 20, 1999
	March 31,		(inception) through
	2012	2011	March 31, 2012

REVENUES:
Revenues	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	55,216	59,800	6,950,267
Sales and marketing expenses	-	-	129,219
Exploration expenses	1,359	2,673	9,430
Depreciation and amortization	440	440	128,180
Total operating expenses	57,015	62,913	7,217,096
OPERATING LOSS	(57,015)	(62,913)	(7,217,096)

OTHER INCOME (EXPENSE):
Interest expense	(882)	(863)	(21,899)
TOTAL OTHER INCOME (EXPENSE)	(882)	(863)	(21,899)

NET LOSS	$(57,897)	$(63,775)	$(7,238,995)

NET LOSS PER SHARE:

Basic:	$(0.00)	$(0.01)

Weighted average of number of shares outstanding	13,739,307	11,667,090

The accompanying notes are an integral part of these condensed financial statements.

UNITED MINES, INC
( A Exploration Stage Company)
STATEMENTS OF CASH FLOWS - (unaudited)
			For the Period from
	Three Months Ended		August 20, 1999
	March 31		(inception) to
	2012	2011	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(57,897)	$(63,775)	$(7,238,995)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	440	440	8,510
Amortization of coversion option	-	-	8,750
Common stock issued for compensation	-	-	6,216,878
Common Stock Cancelled			(18,750)
Changes in assets and liabilities:
Prepaid expenses	3,333	-	51,467
Accounts payable	(1,450)	40,736	61,053
Accrued expenses and other liabilities	884	864	14,874
Net cash used in operating activities	(24,690)	(21,735)	(896,213)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	-	-	(11,000)
Purchase of Intangible Asset			(5,784)
Purchase of property and equipment	-	(200)	(5,000)
Net cash used in investing activities	-	(200)	(21,784)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affilites	26,270	698	238,030
Repayments to affiliates	-	-	(74,580)
Proceeds from stock subscriptions	-	25,850	756,150
Net cash provided by financing activities	26,270	26,548	919,600
			-
INCREASE (DECREASE) IN CASH	1,580	4,613	1,603
CASH, BEGINNING OF YEAR	23	1,123	-
CASH, END OF PERIOD	$1,603	$5,736	$1,603

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-
Stock issued for prepaid services	$-	$-	$51,667
Stock issued for purchase of equipment	$-	$-	$15,000
Stock issued for mining claims	$-	$-	$100,000

The accompanying notes are an integral part of these condensed financial statements.

UNITED MINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE ENDED MARCH 31, 2012 AND 2011

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has sustained losses from operations and no revenues from operations.  From inception through March 31, 2012, the Company accumulated a net loss of ($7,238,995).  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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
FOR THE THREE ENDED MARCH 31, 2012 AND 2011

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

UNITED MINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE ENDED MARCH 31, 2012 AND 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at March 31, 2012, but the Company’s mineral properties will be subject to standards for mine reclamation that is established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

UNITED MINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE ENDED MARCH 31, 2012 AND 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

The Company management reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of March 31, 2012, management has determined that no impairment loss is required.

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

The Company adopted the provisions of FASB Interpretation No. 48; “Accounting For Uncertainty In Income Taxes” - An Interpretation of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At March 31, 2012, the Company did not record any liabilities for uncertain tax positions.

UNITED MINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE ENDED MARCH 31, 2012 AND 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence, giving greater weight to its recent cumulative losses and its ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences. The Company performed this evaluation as of the year ended December 31, 2011 and the quarter ended March 31, 2012. At that time the Company continued to have sufficient positive evidence, including recent cumulative profits, a reduction in operating expenses, the ability to carry-back losses against prior taxable income and an expectation of improving operating results, showing a valuation allowance was not required. At the end of the quarter ended March 31, 2012, changes in previously anticipated expectations and continued operating losses necessitated a valuation allowance against the tax benefits recognized in this quarter and prior quarters since they are no longer “more-likely-than-not” realizable. Under current tax laws, this valuation allowance will not limit the Company’s ability to utilize U.S. federal and state deferred tax assets provided it can generate sufficient future taxable income in the U.S.

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

UNITED MINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE ENDED MARCH 31, 2012 AND 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

NOTE 3 - PROPERTY AND EQUIPMENT

The Company’s fixed assets as of March 31, 2012 and December 31, 2011 are as follows:

	March 31,	December 31,
	2012	2011
Equipment	$25,483	$25,483
Accumulated depreciation	(8,511)	(6,071)
Total	$16,972	$17,412

Depreciation expense for the three months ended March 31, 2012 is $440 compared to $440 for March 31, 2011.

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

UNITED MINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE ENDED MARCH 31, 2012 AND 2011

NOTE 5 – SHARE CAPITAL

On August 20, 1999, the Company authorized 1,000,000 shares of common stock and amended is articles of incorporation in 2006 to increase the authorized shares to 100,000,000 shares of common stock, at $.001 par value and 13,739,307 are issued and outstanding as of March 31, 2012.

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

NOTE 8– NOTES PAYABLE

On December 7, 2007, the Company issued a 10% note payable to the Lebrecht Group, PC for services rendered related to the registration of certain securities of the Company.  The note and accrued interest were due December 7, 2008 and at the option of the holder payable in full on the maturity date or in 12 monthly payments beginning on the maturity date.  The note and accrued interest are convertible to common shares at any time at the option of the holder at 75% of the average closing bid price on the five trading days immediately preceding the conversion.  Management estimates, at this time, that 120,000 shares may be issued if this conversion feature is exercised.

In accordance with generally accepted accounting principles, the 25% discount to market related to the conversion feature has been reported as a component of additional paid in capital.  Additionally, since this represents a prepayment for services related to a future public offering, management has elected to offset the cost to future capital raised as a result of the offering, if any.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company is managed by its key shareholders who are also officers and directors of the Company.  The balance of advances from our key shareholders for cash advanced to the Company as of March 31, 2012 is $158,892 and $131,620 at December 31, 2011.  These advances do not convert to common stock and they are non-interest bearing advances.

An entity affiliated with two of the shareholders provides office space and other support on a month to month basis.  The entity has been paid $4,500 in cash for the three months ended March 31, 2012.  An officer and the above mentioned affiliated entity have also been paid $4,500 in cash for executive salaries and wages for the three months ended March 31, 2012.

NOTE 10 - NET LOSS PER SHARE

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share for the three months ended March 31, 2012 and 2011 is the same as basic loss per share. For the three months ended March 31, 2012 and 2011, the following potential shares of common stock that would have been issuable have been excluded from the calculation of diluted loss per share because the effects, as a result of our net loss, would be anti-dilutive.

UNITED MINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE ENDED MARCH 31, 2012 AND 2011

NOTE 10 - NET LOSS PER SHARE - continued

The following table represents the computation of basic and diluted losses per share at March 31, 2012 and 2011.

	2012	2011
Losses available for common shareholders	(57,897)	(63,775)

Basic and diluted weighted average common shares outstanding	13,739,307	11,667,090

Basic and diluted loss per share	$(0.00)	$(0.01)

Net loss per share is based upon the weighted average shares of common stock outstanding.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, and have determined that the following events are reasonably likely to impact the financial statements:

The Company has retainer agreements with legal counsel and will issue 65,000 in common stock in July of 2012 in accordance with these agreements.

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

Mill Site Buildings

We own a twin plant facility which includes a heap leach  plant with a 100-ton (+-) a day gravity mineral recovery system.  In November 2010, we received our current Arizona Department of Environmental Quality (ADEQ) permit, approving this mill for general use.  We must still obtain operating permits when we actually begin processing minerals through the mill. The mill and gravity recovery system operates under the BLM Plan of Operation (POO) The Heap Leach Pad and plant operate under the BLM and ADEQ permit.  Within one year of sufficient funding we plan on having limited production on our side cast mine dumps at the Cerro Colorado mine site, and gradually increase production thereafter.

Existing buildings include the precipitation house, spare parts and hardware storage building and a laboratory.  There are  two mobile trailers  used for on-site housing.    During the expansion of mining activities, the heap leach pad and ponds will be reconstructed, as will a shower/locker room/restroom building and a 120' by 40' maintenance and storage building.   The precipitation house will eventually be upgraded with higher capacity processing equipment.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

We will operate strictly in accordance with Mine Safety and Health Administration (MSHA), Occupational Safety and Health Administration (OSHA), Arizona State Mine Inspector and ADEQ regulations.  We will install heavier gauge geomembranes (a kind of geosynthetic material, specifically impermeable membranes used widely as cut-offs and liners) in the heap leach pad and ponds than required  by ADEQ together with a compacted clay liner underneath the geomembranes (The Geomembrane is the entire liner including the compacted soil base. The plastic is referred to a liners or synthetic membranes) in order to further decrease the potential for (accidental) cyanide (reagent) solution leakage (loss) into the ground. We will abide strictly by the requirements and material specifications as directed be the ADEQ unless we  choose to make adjustments  through the permit modification process.

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

The heap leach pad and ponds, and all the buildings, will be lighted with bright lights on 25 foot poles for safety and security or as required by proper authorities.  We will provide several gasoline and diesel engine generators to keep the processing going 24 hours a day in case of power failure. A 125K generator was purchased for backup power to avoid any production delays at the La Colorada mill site.

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

Mineralized Material Crushing, Screening and Agglomeration

Mineralized material will be deposited on the lined heap leach pad.  The pad has been designed to accommodate 55,000 tons  predicated on the permit slope angle of the heap. of mineralized material for processing.  Mineralized material bearing rock will be crushed and conveyed to a vibrator screen. Mineralized material that is +1/2" to 3/4" will be transferred directly to the mineralized material heap via conveyor belt.  Mineralized material that is less than 1/2" will move to a cement agglomeration unit and, after agglomeration, be transported via conveyor belt to the mineralized material heap.  The mineralized material will be stacked on the leach pad in 5 foot lifts  to a height of 55 feet, as permits require.

The maximum height of the mineralized material heap will be 55 feet, as permits require; however, after it is at that height, tests will be conducted, and an engineering opinion obtained, in the interest of adding another 10,000 to 20,000 tons to the original pad.  If compression test and slope stability check out, the angle of repose may be amended to accommodate the additional mineralized material.  This is a cost saving measure and offers the added benefit of leaching small amounts of gold and silver that will result from the additional leaching time for the earlier lifts.  Each 5,000 ton lift is projected to yield 10 oz Ag per ton and 0.03 oz Au per ton based on a 75% recovery rate.  Pilot testing without fine crushing has yielded 72-77% recovery.  With agglomeration, the actual recovery rate should be in the 77%-82% range.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

UMI Placer Gold Claims and Pilgrim Gold-Tail Project

The placer gold claims (GPA-1 and 2) are primarily a recreational gold panning area and do not anticipate active exploration on commercial level until future circumstances warrant. The Pilgrim Gold-Tail Project consists of 2 unpatented BLM claims 14 miles NW of Kingman Az. The company has no current plans and do not anticipate active exploration on commercial level until future circumstances warrant for this 100% company owned property.  wrong understanding

Overview

Due to our fairly recent formation and acquisition of the mineral rights associated with the above properties, we are still early in the process of mapping and sampling these properties for potential mineral deposits.  Therefore, despite our ownership of the mineral rights described above and the fact we have begun plotting, mapping, and sampling from some of the properties, as of the date of this Annual report, we have not extracted any minerals from these properties, other than samples, and have not received any revenue from these exploration activities.  We do not know when, or if, we will begin to receive revenue from these activities.

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

Need for Government Approval

As an exploration stage company in the mining industry, we must obtain government approval for the following.  We are granted right to mine by the Mining Act of 1872, which allow us to go on land and explore, develop and extract minerals from the land.  This is done through a permitting process.  On federal land, we have permits from the Department of the Interior, Bureau of Land Management.  We will have to obtain additional permits to drill and extract any minerals from the land.  On the state side we are governed by the Arizona State Mining Land Department, which also a permitting process for state-owned land.  The permitting processes at both the federal and state level can take years to complete.

Having a currently permitted mill site with a  BLM Plan of Operation (POO) and a ADEQ permit which allows us to build a facility according to the provisions contained, the heap leach site will not be fully permitted until we are deemed to be in compliance with all provisions at that time and those up to date provisions that may exist.), we are approved to extract any mineralized material from the Cerro Colorado properties.  Before doing this we must obtain a Notice of Intent (NOI) to extract these mineralized materials from our side cast mine dumps. The NOI must be filed on BLM lands to remove mine dumps during exploration activities, No actual mining for commercial production is allowed under a NOI but must be done under a BLM Plan of Operation (POO).  The dumps on Arizona state lands are subject to the requirements of the Arizona State Land Dept.)

In addition we need to complete environment and archeological studies on all properties where we disturb the surface of the land. only if requested by the BLM and/or AZ. State Land Department  We must also meet all ADEQ laws and regulations.  UMI passed the most recent ADEQ inspection in November 2010 with no reported deficiencies.

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

Mill Site Buildings

Existing buildings include the precipitation house, spare parts and hardware storage building and a laboratory.   There are  two mobile trailers  used for on-site housing.  During the expansion of mining activities, the heap leach pad and ponds will be constructed, as will a shower/locker room/restroom building and a 120' by 40' maintenance and storage building.  The precipitation house will be upgraded with higher capacity processing equipment.

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

Mineralized Material Crushing, Screening and Agglomeration

Mineralized material will be deposited on the lined heap leach pad.  The pad has been designed to accommodate up to 55,000 tons of mineralized material for processing.  Mineralized material will be crushed and conveyed to a vibrator screen.  Mineralized material that is +1/2" to 3/4" will be transferred directly to the mineralized material heap via conveyor belt.  Mineralized material that is less than 1/2" will move to a cement agglomeration unit and, after agglomeration, be transported via conveyor belt to the mineralized material heap.  The mineralized material will be stacked on the leach pad in 5 foot lifts to a height of 55 feet, as permits require.

The maximum height of the mineralized material heap will be 55 feet, as permits require; however, after it is at that height, tests will be conducted, and an engineering opinion obtained, in the interest of adding another 10,000 to 20,000 tons to the original pad.  If compression test and slope stability check out, the angle of repose may be amended to accommodate the additional mineralized material.  This is a cost saving measure and offers the added benefit of leaching small amounts of gold and silver that will result from the additional leaching time for the earlier lifts.

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

For the three months ended March 31, 2012 and 2011, we generated no revenue. Our future revenue plan is uncertain and is dependent on our ability to effectively mine our products, generate sales, and obtain contract mining opportunities. There are no assurances of the ability of our company to begin to mine our claim. The cost of mining is cost intensive. Accordingly, it is critical for us to raise appropriate capital to implement our business plan.  We incurred losses of $57,897 and $63,775 for the three months ended March 31, 2012 and 2011 respectively, primarily as a result of general and administrative costs of $55,216 and $59,800 for the quarter ended March 31, 2012 and 2011 respectively and exploration costs of $1,359 and $2,673 for the quarter ended March 31, 2012 and 2011 respectively.  Our losses since our inception through March 31, 2012 amount to $7,238,995.

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

ITEM 4. - CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.

(b) Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 6, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, except as follows:

The market price of our common stock may limit its eligibility for clearing house deposit.

       We are advised that if the market price for shares of our common stock is less than $0.10 per share, Depository Trust Company and other securities clearing firms may decline to accept our shares for deposit and refuse to clear trades, in our securities.  This would materially and adversely affect the marketability and liquidity of our shares and, accordingly may materially and adversely affect the value of an investment in our common stock.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012 or JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations that affect public companies, which could materially adversely affect our results of operations, financial condition, business and prospects.

As a public company and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC.

The increased costs associated with operating as a public company will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our results of operations, financial condition, business and prospects.

However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

ITEM 1A - RISK FACTORS - continued

If the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30, we would cease to be an “emerging growth company” as of the following June 30, or if we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an “emerging growth company” immediately.

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

The Company has not issued or sold any unregistered securities during the three months period ended March 31, 2012.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2012.

ITEM 4. – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. - OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6. – EXHIBITS

3.1 (1)	Articles of Incorporation of United Mines, Inc.

3.2 (1)	Articles of Amendment to Articles of Incorporation

3.3 (1)	Bylaws of United Mines, Inc.

10.1 (1)	Stock Purchase/Consulting Agreement with Robert Metz dated January 2, 2008

10.2 (1)	Stock Purchase/Consulting Agreement with Robert Leitzman dated November 10, 2006

10.3 (1)	Quitclaim Deeds from Mssrs. Burkhardt and others

14.1	Financial Code of Ethics

99.1 (2)	Mining Claim Ledger for Material and Non-Material Claims

99.2 (1)	ASLD Mineral Exploration Permits

99.3 (2)	Industry Guide No. 7 and Glossary of Mining and Mineral Resource Terms

99.4 (2)	Permits, State Lease Maps, and Small Scale Location Map for the Cerro Colorado Project

99.5 (2)	Project Area Project Area and Lode Claim Maps for the Blue Copper, Green Copper and Red Beds Mining Claims

101	The financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March31, 2012 furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): Consolidated Balance Sheets; Consolidated Statements of Operations; Consolidated Statement of Cash Flows; and Notes to Consolidated Financial Statements, tagged as blocks of text. (Filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

(1)	Incorporated by reference from our registration statement on Form S-1, filed with the Commission on December 30, 2008.

(2)	Incorporated by reference from our registration statement on Form S-1 (Amendment #1), filed with the Commission on March 20, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant Date: May 15, 2012	United Mines, Inc. By: /s/ Glenn E. Martin
Glenn E. Martin
Chief Executive Officer (Principal Executive Officer)

Registrant Date: May 15, 2012	United Mines, Inc. By: /s/ Glenn E. Martin
Glenn E. Martin
Chief Financial Officer (Principal Financial Officer)