Form 10-Q
period 2018-06-30
WEED, INC.
filed 2018-08-20
CIK 1393772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 333-219922

WEED, INC.

(Exact name of registrant as specified in its charter)

Nevada	83-0452269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4920 N. Post Trail Tucson, AZ	85750
(Address of principal executive offices)	(Zip Code)

(520) 818-8582
Registrant’s telephone number, including area code

(Former address, if changed since last report)

(Former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No X .

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐      No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 18, 2018, there were 103,812,685 shares of common stock, $0.00001 par value, issued and outstanding.

PART I– FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider,” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties, and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

WEED, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

TABLE OF CONTENTS

Page No.

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	5

Consolidated Statements of Operations	6

Consolidated Statements of Cash Flows	7

Notes to Consolidated Financial Statements	8

 WEED, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
ASSETS	(unaudited)

CURRENT ASSETS:
Cash	$794,613	161,178
Prepaid expenses	85,337	32,999
Deposits	60,020	-

TOTAL CURRENT ASSETS	939,970	194,177

Land	136,400	113,750
Property and equipment, net	2,284,082	1,000,412

Trademark	40,000	-
Less: Accumulated amortization	(267)	-
Trademark, net	39,733	-

TOTAL ASSETS	$3,400,185	1,308,339

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$161,918	228,609
Accrued officer compensation	12,331	179,331
Accrued interest	7,502	16,188
Notes payable, related parties	56,000	49,000
Notes payable	1,026,874	475,000

TOTAL CURRENT LIABILITIES	1,264,625	948,128

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 200,000,000 authorized,
103,562,685 and 100,861,235 issued and outstanding, respectively	103,563	100,861
Additional paid-in capital	35,709,512	19,139,868
Subscription payable	226,875	200,770
Accumulated deficit	(33,904,390)	(19,081,288)

TOTAL STOCKHOLDERS' EQUITY	2,135,560	360,211

TOTAL LIABILITIES & STOCKERHOLDERS' EQUITY	$3,400,185	1,308,339

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEED, INC.
COSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
REVENUE	$-	$-	-	$-

OPERATING EXPENSES
General and administrative expenses	405,666	84,313	777,643	152,447
Professional fees	8,930,451	476,311	12,892,210	1,057,297
Depreciation & amortization	44,171	5,422	85,329	9,660

Total operating expenses	9,380,288	566,046	13,755,182	1,219,404

NET OPERATING LOSS	(9,380,288)	(566,046)	(13,755,182)	(1,219,404)

OTHER INCOME (EXPENSE)
Goowill impairment	-	(1,015,910)	-	(1,015,910)
Interest income	-	-	9,338	-
Interest expense	(5,148)	(834)	(7,807)	(2,218)
Loss on extinguishment of debt	-	(67,983)	(1,064,720)	(67,983)
Other expense	(1,976)	-	(4,731)	-

TOTAL OTHER EXPENSE, NET	(7,124)	(1,084,727)	(1,067,920)	(1,086,111)

NET LOSS	$(9,387,412)	$(1,650,773)	(14,823,102)	$(2,305,515)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

Outstanding - basic and fully diluted	102,362,597	100,614,469	101,859,793	101,996,517

Net loss per share - basic and fully diluted	$(0.09)	$(0.02)	(0.15)	$(0.02)

The accompanying notes are an integral part of these unaudited consolidated financial statements

WEED, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Six
	Months Ended
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(14,823,102)	$(2,305,515)
Adjustments to reconcile net loss
used in operating activities:
Depreciation and amortization	85,329	9,660
Goowill impairment	-	1,015,910
Imputed interest on non-interest bearing related party debts	-	321
Estimated fair value of vested stock options	9,387,000	-
Estimated fair value of shares issued for services	2,737,900	980,801
Loss on debt extinguishment	1,064,720	67,983
Decrease (increase) in assets
Prepaid expenses and other assets	(112,358)	(66,770)
Increase (decrease) in liabilities
Accounts Payable	(66,691)	(19,013)
Accrued expenses	(165,405)	15,897

NET CASH USED IN OPERATING ACTIVITIES	(1,892,607)	(300,726)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in acquisition	-	54
Purchases of property and equipment	(350,720)	(4,850)
Purchase of intangible assets	(40,000)	-

NET CASH USED IN INVESTING ACTIVITIES	(390,720)	(4,796)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	7,000	9,000
Repayments on notes payable	(113,788)	(8,474)
Proceeds from the sale of common stock	3,023,550	777,999

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,916,762	778,525

NET CHANGE IN CASH	633,435	473,003

CASH, BEGINNING OF PERIOD	161,178	231

CASH, END OF PERIOD	$794,613	$473,234

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year ended December 31:

Income taxes	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:

Value of shares issued for acquisition of Sangre AT, LLC	$-	$1,003,850
Value of shares issued in exchange for settlement of convertible debt	$-	$86,800
Value of warrants issued in exchange for settlement of convertible debt	-	$49,433
Property purchased with a note payable	$1,040,662	$-
Shares issued for subscription payable	$200,770	$-
Extinguishment of notes payable and accrued interest	$385,281	$-
Value of fixed assets acquired for stock	$-	$105,132

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2018
(UNAUDITED)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business
WEED, Inc. (the “Company”), (formerly United Mines, Inc.) was incorporated under the laws of the State of Arizona on August 20, 1999 (“Inception Date”) as Plae, Inc. to engage in the exploration of gold and silver mining properties. On November 26, 2014, the Company was renamed from United Mines, Inc. to WEED, Inc. and was repurposed to pursue a business involving the purchase of land, and building Commercial Grade “Cultivation Centers” to consult, assist, manage & lease to Licensed Dispensary owners and organic grow operators on a contract basis, with a concentration on the legal and medical marijuana sector. The Company’s plan is to become a True “Seed-to-Sale” company providing infrastructure, financial solutions and real estate options in this new emerging market. The Company, under United Mines, was formerly in the process of acquiring mineral properties or claims located in the State of Arizona, USA. The name was previously changed on February 18, 2005 to King Mines, Inc. and then subsequently changed to United Mines, Inc. on March 30, 2005. The Company trades on the OTC Pink Sheets under the stock symbol: BUDZ.

On April 20, 2017, the Company acquired Sangre AT, LLC, a Wyoming company doing business as Sangre AgroTech. (“Sangre”). Sangre is a plant genomic research and breeding company comprised of top-echelon scientists with extensive expertise in genomic sequencing, genetics-based breeding, plant tissue culture, and plant biochemistry, utilizing the most advanced sequencing and analytical technologies and proprietary bioinformatics data systems available. Sangre is working on a cannabis genomic study to complete a global genomic classification of the cannabis plant genus.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

The Company has a calendar year end for reporting purposes.

Basis of Presentation:
The accompanying condensed consolidated balance sheet at December 31, 2017, has been derived from audited consolidated financial statements and the unaudited condensed consolidated financial statements as of June 30, 2018 and 2017, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Registration Statement on Form S-1 for the year ended December 31, 2017 (the “2017 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three and six months ended June 30, 2018, are not necessarily indicative of the results of operations expected for the year ending December 31, 2018.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the following entities, all of which are under common control and ownership:

	State of		Abbreviated
Name of Entity	Incorporation	Relationship (1)	Reference
WEED, Inc.	Nevada	Parent	WEED
Sangre AT, LLC (2)	Wyoming	Subsidiary	Sangre
(1) Sangre is a wholly-owned subsidiary of WEED, Inc.
(2) Sangre AT, LLC is doing business as Sangre AgroTech.

The consolidated financial statements herein contain the operations of the wholly-owned subsidiary listed above. All significant inter-company transactions have been eliminated in the preparation of these financial statements. The parent company, WEED and subsidiary, Sangre will be collectively referred to herein as the “Company”, or “WEED”. The Company's headquarters are located in Tucson, Arizona and its operations are primarily within the United States, with minimal operations in Australia.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

WEED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2018
(UNAUDITED)

Note 1 – Nature of Business and Significant Accounting Policies (continued)

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments
Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, prepaid expenses and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments.

Impairment of Long-Lived Assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations.

Basic and Diluted Loss Per Share
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation
Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Revenue Recognition
On January 1, 2018, the Company adopted the new revenue recognition standard ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, using the cumulative effect (modified retrospective) approach. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings at the date of initial application. No cumulative-effect adjustment in retained earnings was recorded as the Company’s has no historical revenue. The impact of the adoption of the new standard was not material to the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2018. The Company expects the impact to be immaterial on an ongoing basis.

The primary change under the new guidance is the requirement to report the allowance for uncollectible accounts as a reduction in net revenue as opposed to bad debt expense, a component of operating expenses. The adoption of this guidance did not have an impact on our condensed consolidated financial statements, other than additional financial statement disclosures. The guidance requires increased disclosures, including qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

The Company operates as one reportable segment.

Sales on fixed price contracts are recorded when services are earned, the earnings process is complete or substantially complete, and the revenue is measurable and collectability is reasonably assured. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue from sales in which payment has been received, but the earnings process has not occurred. Sales have not yet commenced.

Advertising and Promotion
All costs associated with advertising and promoting products are expensed as incurred. These expenses were $800 and $1,771 for the six months ended June 30, 2018 and 2017, respectively.

WEED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2018
(UNAUDITED)

Note 1 – Nature of Business and Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes nearly all existing revenue recognition guidance, including industry-specific guidance. Subsequent to the issuance of ASU No. 2014-09, the

FASB clarified the guidance through several Accounting Standards Updates; hereinafter the collection of revenue guidance is referred to as “Topic 606.” Topic 606 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. The Company adopted Topic 606 on January 1, 2018 using the modified retrospective transition method; accordingly, Topic 606 has been applied to the fiscal 2018 financial statements and disclosures going forward, but the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of Topic 606 to be immaterial to our operating results on an ongoing basis.

In February 2016, the FASB issued ASU 2016-02, Leases. The standard requires lessees to recognize lease assets and lease liabilities on the consolidated balance sheet and requires expanded disclosures about leasing arrangements. We plan to adopt the standard on January 1, 2019. We are currently assessing the impact that the new standard will have on our consolidated financial statements, which will consist primarily of a balance sheet gross up of our operating leases to show equal and offsetting lease assets and lease liabilities.

In June 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting.  This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  The amendments in this ASU will become effective for us beginning January 1, 2019, and early adoption is permitted. We do not anticipate that this ASU will have a material effect on our consolidated financial statements.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $33,904,390 and had negative working capital of approximately $324,655 at June 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new products and services to begin generating revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

WEED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2018
(UNAUDITED)

Note 3 – Related Party

Notes Payable
From time to time, the Company has received short term loans from officers and directors as disclosed in Note 8 below.

Capital Contributions
The Company imputed interest on non-interest bearing, related party loans, resulting in a total of $0 and $321 of contributed capital during the six months ended June 30, 2018 and 2017, respectively.

Common Stock Issued for Bartered Assets
On January 18, 2017, the Company exchanged 66,000 units, consisting of 66,000 shares of common stock and warrants to purchase 66,000 shares of common stock at an exercise price of $3.00 per share, exercisable until January 18, 2018, in exchange for a 2017 Audi Q7 and a 2017 Audi A4 driven by the Officers. The total fair value received, based on the market price of the stock at $4.02 per share, was allocated to the $105,132 purchase price of the vehicles and the $160,188 excess value of the common stock and warrants was expensed as stock-based compensation.

Common Stock
On August 1, 2017, the Company granted 150,000 shares of common stock to Mary Williams, a principal of Sangre AT, LLC, for services performed. The fair value of the common stock was $154,500 based on the closing price of the Company’s common stock on the date of grant.

On January 7, 2017, the Company granted 50,000 shares of common stock to Pat Williams. PhD, a principal of Sangre AT, LLC, for services performed. The total fair value of the common stock was $210,250 based on the closing price of the Company’s common stock on the date of grant.

A total of $12,331 and $179,331 of officer compensation was unpaid and outstanding at June 30, 2018 and December 31, 2017, respectively.

Stock Options Issued for Services – related party (2018)
On February 1, 2018, in connection with executive employment agreements, the Company granted non-qualified options to purchase an aggregate of 6,000,000 shares of the Company’s common stock at the exercise price of $10.55 per share. The options shall become exercisable at the rate of 1/3 upon the six-month anniversary, 1/3 upon the one-year anniversary and 1/3 upon the second anniversary of the grant. The options were valued at $45,987,970 using the Black-Scholes option pricing model. The Company recognized expense of approximately, $9,387,000 relating to these options during the six months ended June 30, 2018.

Note 4 – Fair Value of Financial Instruments

Under FASB ASC 820-10-5, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

The Company has certain financial instruments that must be measured under the new fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

WEED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2018
(UNAUDITED)

Note 4 – Fair Value of Financial Instruments (continued)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2018 and December 31, 2017, respectively:

Fair Value Measurements at December 31, 2017

	Level 1	Level 2	Level 3
Assets
Cash	$161,178	$-	$-
Total assets	$161,178 161,178	$-	$-
Liabilities
Notes payable, related parties		49,000
Notes payable	$-	$475,000	$-
Total liabilities	$-	$524,000	$-
	$161,178	$524,000	$-

Fair Value Measurements at June 30, 2018

	Level 1	Level 2	Level 3
Assets
Cash	$794,613	$-	$-
Total assets	$794,613	$-	$-
Liabilities
Notes payable, related parties		56,000
Notes payable	$-	$1,026,874	$-
Total liabilities	$-	$1,082,874	$-
	$794,613	$1,082,874	$-

WEED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2018
(UNAUDITED)

Note 4 – Fair Value of Financial Instruments (continued)

The fair values of our related party debts are deemed to approximate book value and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the six months ended June 30, 2018 and the year ended December 31, 2017.

Note 5 – Investment in Land and Property

July 26, 2017
Consideration:
Common stock payment of 25,000 shares (1)	$30,000
Cash payment of down payment	50,000
Cash paid at closing	44,640
Short term liabilities assumed and paid at closing (2)	5,360
Note payable (3)	475,000
Total purchase price	$1,005,000

On July 26, 2017, the Company closed on the purchase of property, consisting of a home, recreational facility and RV park located at 5535 State Highway 12 in La Veta, Colorado to be developed into a bioscience center. The home has 4 Bedrooms and 2 Baths, and the recreational facility has showers, laundry, and reception area with an additional equipment barn attached, in addition to another facility with 9,500 square feet. The RV Park has 24 sites with full hook-ups including water, sewer, and electric, which the Company plans to convert into a series of small research pods. Under the terms of the purchase agreement, the Company paid $525,000 down, including 25,000 shares of our common stock, and Sangre took immediate possession of the property. Under the terms of the original purchase agreement, the Company was obligated to pay an additional $400,000 in cash and issue an additional 75,000 shares of our common stock over the next two years in order to pay the entire purchase price. On January 12, 2018, the Company entered into an Amendment No. 1 to the $475,000 principal amount promissory note issued by the Company to the seller of the property, under which both parties agreed to amend the purchase and the promissory note to allow the Company to pay off the note in full if it paid $100,000 in cash on or before January 15, 2018 and issued the seller 125,000 shares of common stock, restricted in accordance with Rule 144, on before January 20, 2018. Through an escrow process, the Company paid the seller $100,000 in cash and issued him 125,000 shares of common stock in accordance with the Amendment No. 1, in exchange for a full release of the deed of trust that was securing the promissory note, on January 17, 2018. As a result, the $475,000 principal promissory note issued to the seller was deemed paid-in-full and fully satisfied and the Company owned the property without encumbrances as of that date. The Company recorded a loss on extinguishment of debt of approximately $1,065,000 based on the fair value of the consideration paid and the carrying value of the note payable on the settlement date. The total purchase price was as follows:

(1) Consideration consisted of an advance payment of 25,000 shares of the Company’s common stock valued at $30,000 based on the closing price of the Company’s common stock on the July 18, 2017 date of grant.

WEED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2018
(UNAUDITED)

Note 5 – Investment in Land and Property (Continued

(2) Purchaser’s shares of closing costs, including the seller’s prepaid property taxes.

(3) As noted above, the note was settled with a payment of $100,000 and the issuance of 125,000 shares of common stock.

In January 2018, the Company closed on the purchase of property, consisting of a condominium in La Veta, Colorado to house Company personnel and consultants for total consideration approximating $140,000, which was paid in cash at the time of closing. The home has 3 bedrooms and 2.5 gaths.   Sangre took immediate possession of the property. La Veta, Colorado is a small town and rental or short-term housing is very difficult to obtain.

In February 2018, the Company closed on the purchase of property, consisting of a home in La Veta, Colorado to house Company personnel and consultants for total consideration approximating $1,200,000. The home has 5 Bedrooms and 3 Baths. Under the terms of the purchase agreement, the Company paid $150,000 down, entered into a note payable in the amount of approximately $1,041,000 (see Note 8).  The Company secured a below-market interest rate of 1.81% based on the short-term nature of the term (due on August 15, 2018). Sangre took immediate possession of the property. La Veta, Colorado is a small town and rental or short-term housing is very difficult to obtain.

Note 6 – Property and Equipment

Property and equipment consist of the following at June 30, 2018 and December 31, 2017, respectively:

	December 31,	June 30,
	2017	2018
Property improvements	28,934	28,934
Automobiles	105,132	105,132
Office equipment	4,934	4,934
Lab equipment	15,202	15,202
Property (1)	891,250	2,259,983
Property and equipment, gross	1,045,452	2,414,185
Less accumulated depreciation	(45,040)	(130,103)
Property and equipment, net	$1,000,412	$2,284,082

(1) During February 2018, the Company purchased property in La Veta, Colorado for approximately $1,300,000 (see Note 8).

Non-depreciable land with an appraised value of $113,750 was acquired with the La Veta property on July 26, 2017. Non-depreciable land with an appraised value $11,692 and $10,958 was acquired with the condo and house located in La Veta, Co. in January and February 2018, respectively (see Note 5).

Depreciation and amortization expense totaled $85,063 and $9,660 for the six months ended June 30, 2018 and 2017, respectively.

WEED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2018
(UNAUDITED)

Note 7 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at June 30, 2018 and December 31, 2017, respectively:

	June 30, 2018	December 31, 2017
On various dates, the Company received advances from the Company’s CEO, Glenn Martin. Mr. Martin owns approximately 56.2% of the Company’s common stock at March 31, 2018. The unsecured non-interest-bearing loans were due on demand. A detailed list of advances and repayments follows:	$7,000	$-

On December 29, 2017, the Company received an unsecured loan, bearing interest at 2% in the amount of $37,000, due on demand from Dr. Pat Williams, PhD. The largest aggregate amount outstanding was $37,000 during the periods ended December 31, 2017 and December 31, 2016. Mr. Williams is a founding member and principal of our wholly-owned subsidiary, Sangre AT, LLC	37,000	37,000

On April 12, 2010, the Company received an unsecured, non-interest-bearing loan in the amount of $2,000, due on demand from Robert Leitzman. Interest is being imputed at the Company’s estimated borrowing rate, or 10% per annum. The largest aggregate amount outstanding was $2,000 during the periods ended September 30, 2017 and December 31, 2016. Mr. Leitzman owns less than 1% of the Company’s common stock, however, the Mr. Leitzman is deemed to be a related party given the non-interest-bearing nature of the loan and the materiality of the debt at the time of origination.	2,000	2,000

Over various dates in 2011 and 2012, the Company received unsecured loans in the aggregate amount of $10,000, due on demand, bearing interest at 10%, from Sandra Orman. The largest aggregate amount outstanding was $10,000 during the periods ended September 30, 2017 and December 31, 2016. Mrs. Orman owns less than 1% of the Company’s common stock, however, Mrs. Orman is deemed to be a related party given the nature of the loan and the materiality of the debt at the time of origination.	10,000	10,000

Notes payable, related parties	$56,000	$49,000

The Company recorded interest expense in the amount of $976 and $509 for the six months ended June 30, 2018 and 2017, respectively, including imputed interest expense in the amount of $0 and $321 during such periods related to notes payable, related parties.

WEED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2018
(UNAUDITED)

Note 8 – Notes Payable

Note payable consist of the following at June 30, 2018 and December 31, 2017, respectively:

June 30, 2018	December 31, 2017
On July 26, 2017, the Company issued a $475,000 note payable, bearing interest at 5% per annum, to A.R. Miller (“Miller Note”) pursuant to the purchase of land and property in La Veta, Colorado. The note is to be paid in four consecutive semi-annual installments in the amount of $118,750 plus accrued interest commencing on January 26, 2018 and continuing on the 26th day of July and the 26th day of January each year until the debt is repaid on July 26, 2019. The note carries a late fee of $5,937.50 in the event any installment payment is more than 30 days late, and upon default the interest rate shall increase to 12% per annum. During the three months ended March 31, 2018, the Company issued 125,000 shares of common stock, valued at $1,450,000 based on the closing price on the measurement date. Accordingly, the Company recorded a loss on extinguishment of $1,064,719.
-	475,000

During the three months ended March 31, 2018, the Company issued 125,000 shares of common stock, valued at $1,450,000 based on the closing market price on the measurement date. Accordingly, the Company recorded a loss on debt extinguishment of $1,064,720.

On February 16, 2018, the Company issued a $1,040,662 note payable, bearing interest at 1.81% per annum (the low interest rate was due to the short-term nature of the note – six months. See Note 6), to Craig and Carol Clark (“Clark Note”) pursuant to the purchase of land and property in La Veta, Colorado. The note is to be paid in consecutive monthly installments in the amount of $5,000, including accrued interest commencing on March 15, 2018 and continuing through August 15, 2018. The note carries a late fee of 3% in the event any installment payment is more than 10 days late, and upon default the interest rate shall increase to 10% per annum.
1,026,874	-

$1,026,874	$475,000

The Company recognized interest expense of 7,807 and $-0- related to the note payables for the six months ended June 30, 2018 and 2017, respectively.

WEED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2018
(UNAUDITED)

Note 9 – Commitments and Contingencies

On November 8, 2016, the Company entered into an agreement with Gregory DiPaolo’s Pro Am Golf, LLC to acquire improved property located in Westfield, New York. The total purchase price of $1,600,000 is to be paid with a deposit of 50,000 shares of common stock, followed by cash of $1,250,000 and 300,000 shares of the Company’s common stock to be delivered at closing. The deposit of 50,000 shares issued as a deposit was $42,500 based on the closing price of the Company’s common stock on the date of grant. Subsequently, we entered into an amended Purchase and Sale Agreement on October 24, 2017, under which we amended the total purchase price to Eight Hundred Thousand Dollars ($800,000) and forfeited our previous deposit of stock. Under the terms of the amended agreement, we paid an additional Ten Thousand Dollar ($10,000) deposit on October 26, 2017, with the remaining purchase price to be paid on or before the date closing date, which was scheduled on May 1, 2018. The property is approximately 43 acres and has unlimited water extraction rights from the State of New York. We plan to use this property as our inroads to the New York hemp and infused beverage markets in the future. There are no current plans or budget to proceed with operations in New York, and there will not be until proper funding is secured after acquiring this property.

On January 19, 2018, the Company was sued in the United States District Court for the District of Arizona ( William Martin v. WEED, Inc.. , Case No. 4:18-cv-00027-RM) by the listed Plaintiff. The Company was served with the Verified Complaint on January 26, 2018. The Complaint alleges claims for breach of contract-specific performance, breach of contract-damages, breach of the covenant of good faith and fair dealing, conversion, and injunctive relief. In addition to the Verified Complaint, the Company was served with an application to show cause for a temporary restraining order. The Verified Complaint alleges the Company entered into a contract with the Plaintiff on October 1, 2014 for the Plaintiff to perform certain consulting services for the Company in exchange for 500,000 shares of its common stock up front and an additional 700,000 shares of common stock to be issued on May 31, 2015. The Plaintiff alleges he completed the requested services under the agreement and received the initial 500,000 shares of common stock, but not the additional 700,000 shares. The request for injunctive relief asks the Court to Order the Company to issue the Plaintiff 700,000 shares of its common stock, and possibly include them in its Registration Statement on Form S-1, or, in the alternative, issue the shares and have them held by the Court pending resolution of the litigation, or, alternatively, sell the shares and deposit the sale proceeds in an account that the Court will control. The hearing on the Temporary Restraining Order occurred on January 29, 2018. On January 30, 2018, the Court issued its ruling denying the application for a Temporary Restraining Order. Currently, there is no further hearing scheduled in this matter . On February 13, 2018, the Company filed an Answer to the Verified Complaint and Counterclaim. On February 15, 2018, the Company filed a Motion to Dismiss the Verified Complaint. On February 23, 2018, the Company filed a Motion to Amend Counterclaim to add W. Martin’s wife, Joanna Martin as a counterdefendant. On March 9, 2018, William Martin filed a Motion to Dismiss the Counterclaim. On March 12, 2018, William Martin filed a Motion to Amend the Verified Complaint to, among other things, add claims against Glenn Martin and Nicole and Ryan Breen. On March 27, 2018, the Court granted both William Martin and WEED, Inc.’s Motions to Amend. On March 27, 2018, the Company filed an Amended Counterclaim adding Joanna Martin. On April 2, 2018, the Company filed a Motion to Amend our Counterclaim to add a breach of contract claim. On April 10, 2018, the Company filed an Answer to First Amended Verified Complaint. On April 23, 2018, Glenn Martin and Nicole and Ryan Breen filed their Answer to the First Amended Complaint. On May 31, 2018, the Court issued an Order: (a) granting the Company’s Motion to Dismiss thereby dismissing the Plaintiff’s claims for breach of the covenant of good faith and fair dealing and the claim for conversion, (b) denying William Martin’s Motion to Dismiss the counterclaim as to the claims for fraudulent concealment and fraudulent misrepresentation, but granting the Motion to Dismiss only as to the claim for fraudulent nondisclosure, and (c) granting the Company’s Motion to Amend its Counterclaim to add a breach of contract claim. On June 1, 2018, William Martin and his wife filed their Answer to the First Amended Counterclaim. On June 1, 2018, William Martin and his wife filed their Answer to the Second Amended Counterclaim. In addition to the above pleadings and motions, the parties have exchanged disclosure statements and served and responded to written discovery. The Company denies the Plaintiff’s allegations in the Verified Complaint in their entirety and plan to vigorously defend against this lawsuit.

Material Definitive Agreements

On May 1, 2018, the Company entered into a Fourth Addendum and Fifth Addendum to that certain Purchase and Sale Agreement between the Company and Greg DiPaolo’s Pro Am Golf, LLC, amending the “Closing Date” under the Agreement to August 1, 2018, in exchange for the Company paying $50,000 as a non-refundable deposit to be applied against the purchase price once the property sale is completed and $10,000 for maintenance, tree removal and other grounds keeping in order to prepare the golf course for the 2018 season.

On May 21, 2018, the Company entered into a Trademark Purchase Agreement with Copalix Pty Ltd., a private South African company, to acquire U.S. Trademark Registration No. 4,927,872 for the WEED TM mark, in exchange for USD$40,000. The trademark has an useful life of 25 years and is being amortized over the course of its life.

WEED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2018
(UNAUDITED)

Note 10 – Stockholders’ Equity

Preferred Stock
On December 5, 2014, the Company amended the Articles of Incorporation, pursuant to which 20,000,000 shares of “blank check” preferred stock with a par value of $0.001 were authorized. No series of preferred stock has been designated to date.

Common Stock

On December 5, 2014, the Company amended the Articles of Incorporation, and increased the authorized shares to 200,000,000 shares of $0.001 par value common stock.

2018 Common Stock Activity

Common Stock Sales (2018)
During the quarter ended March 31, 2018, the Company issued 699,450 shares of common stock for proceeds of $1,373,550. In connection with certain of the share issuances, the Company issued warrants to purchase an aggregate of 1,450,000 shares of the Company’s common stock. The warrants to purchase 262,500 shares have an exercise price of $5.00 per share, exercisable on various dates through March 2019 and warrants to purchase 215,000 shares have an exercise price of $12.50 per share and are exercisable on various dates through January 2020. The proceeds received were allocated between the common stock and the warrants on a relative fair value basis.

During the three months ended June 30, 2018, the Company issued 1,450,000 shares of common stock for proceeds of $1,650,000. In connection with the share issuances, the Company issued warrants to purchase an aggregate of 477,500 shares of the Company’s common stock. Warrants to purchase have exercise prices ranging from $5.00 - $6.00 per share, immediately exercisable through June 2019. The proceeds received were allocated between the common stock and the warrants on a relative fair value basis.

Common Stock Issued for Services (2018)
During the three months ended June 30, 2018, the Company agreed to issued an aggregate of 327,000 shares of common stock to consultants for services performed. The total fair value of the common stock was $2,511,025 based on the closing price of the Company’s common stock earned on the measurement date. Shares valued at $226,875 were not issued at June 30, 2018 and such amount has been included in subscriptions payable.

2017 Common Stock Activity

Common Stock Sales
On May 31, 2017, the Company sold 20,000 units at $0.50 per unit, consisting of 20,000 shares of common stock and warrants to purchase 20,000 shares of common stock at an exercise price of $3.00 per share, exercisable until May 31, 2019, in exchange for total proceeds of $10,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On May 31, 2017, the Company sold 300,000 units at $0.50 per unit, consisting of 300,000 shares of common stock and warrants to purchase 150,000 shares of common stock at an exercise price of $3.00 per share, exercisable until May 31, 2019, in exchange for total proceeds of $150,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On May 25, 2017, the Company sold 20,000 units at $0.50 per unit, consisting of 20,000 shares of common stock and warrants to purchase 20,000 shares of common stock at an exercise price of $3.00 per share, exercisable until May 25, 2019, in exchange for total proceeds of $10,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On May 25, 2017, the Company sold 20,000 units at $0.50 per unit, consisting of 100,000 shares of common stock and warrants to purchase 100,000 shares of common stock at an exercise price of $3.00 per share, exercisable until May 25, 2019, in exchange for total proceeds of $50,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On April 20, 2017, the Company sold 500,000 units at $1.00 per unit, consisting of 500,000 shares of common stock and warrants to purchase 500,000 shares of common stock at an exercise price of $3.00 per share, exercisable until April 20, 2018, in exchange for total proceeds of $500,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On March 15, 2017 and March 31, 2017, the Company received an aggregate $235,000 of advances on the subsequent sale on April 20, 2017 of 375,000 units at $1.00 per unit, consisting of 375,000 shares of common stock and warrants to purchase 375,000 shares of common stock at an exercise price of $3.00 per share, exercisable until April 20, 2018, in exchange for total proceeds of $375,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The $235,000 was presented as a subscriptions payable at March 31, 2017.

WEED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2018
(UNAUDITED)

Note 10 – Stockholders’ Equity (continued)

On January 23, 2017, the Company sold 2,000 units at $2.00 per unit, consisting of 2,000 shares of common stock and warrants to purchase 2,000 shares of common stock at an exercise price of $3.00 per share, exercisable until January 23, 2018, in exchange for total proceeds of $4,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On January 9, 2017, the Company sold 50,000 units at $1.00 per unit, consisting of 50,000 shares of common stock and warrants to purchase 50,000 shares of common stock at an exercise price of $3.00 per share, exercisable until January 9, 2018, in exchange for total proceeds of $50,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

Common Stock Issued for Acquisition
On April 20, 2017, the Company issued a total of 500,000 shares of common to seven individuals pursuant to the closing of an acquisition of Sangre AT, LLC, a Wyoming limited liability company (“Sangre”) in exchange for 100% of the interests in Sangre. The total fair value of the common stock was $1,003,850 based on the closing price of the Company’s common stock on the date of grant.

Warrants Exercised
On January 7, 2017, a warrant holder exercised warrants to purchase 2,666 shares of common stock at a strike price of $1.50 in exchange for proceeds of $3,999.

Common Stock Issued for Bartered Assets
On January 18, 2017, the Company exchanged 66,000 units, consisting of 66,000 shares of common stock and warrants to purchase 66,000 shares of common stock at an exercise price of $3.00 per share, exercisable until January 18, 2018, in exchange for a 2017 Audi Q7 and a 2017 Audi A4. The total fair value received, based on the market price of the stock at $4.02 per share, was allocated to the $105,132 purchase price of the vehicles and the $160,188 excess value of the common stock and warrants was expensed as stock-based compensation.

Common Stock Issued for Services
On April 20, 2017, the Company granted an aggregate of 116,000 shares of common stock to eleven consultants for services performed. The aggregate fair value of the common stock was $232,893 based on the closing price of the Company’s common stock on the date of grant.

On March 2, 2017, the Company granted 50,000 shares of common stock to a consultant for services performed. The total fair value of the common stock was $142,500 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on April 28, 2017.

On March 2, 2017, the Company granted 12,000 shares of common stock to a consultant for services performed. The total fair value of the common stock was $34,200 based on the closing price of the Company’s common stock on the date of grant.

On January 7, 2017, the Company granted 50,000 shares of common stock to a consultant for services performed. The total fair value of the common stock was $210,250 based on the closing price of the Company’s common stock on the date of grant.

Common Stock Subscribed for Services
On April 20, 2017, the Company granted 50,000 shares of common stock to each of two consultants for services performed. The issuance of the shares has been deferred until January 1, 2018. The aggregate fair value of the common stock was $200,770 based on the closing price of the Company’s common stock on the date of grant.

Common Stock Cancellations
On April 25, 2017, a total of 4,820,953 shares were cancelled and returned to treasury pursuant to compliance with the September 30, 2014 approval by the majority of shareholders of the terms of a Settlement Agreement dated December 11, 2013 and signed on August 19, 2014 pursuant to Case No. C20125545 in the Superior Court of the State of Arizona, whereby among other provisions, the Plaintiffs, consisting of United Mines, Inc. (“UMI”) and its then principals, agreed to the cancellation of a total of 4,820,953 shares of common stock and control of the Company in exchange for (i) sixty five (65) of the unpatented Bureau of Land Management (“BLM”) mining claims, the mill site, buildings and equipment, (ii) the four (4) Arizona State Land Department Exploration Permits registered to the Company, (iii) any permits, financial and reclamation guaranties, bonds and licenses connected with the foregoing assets. In addition, thirty-three (33) unpatented BLM mining claims remained the property of UMI, along with any associated permits, financial and reclamation guaranties, bonds, licenses, and the rights to the corporation, the corporation’s name, stock symbol, or any other asset of UMI, shall remain the property of UMI under the management of Glenn E. Martin.

On January 26, 2017, the Company cancelled a total of 1,000,000 shares of common stock previously granted to two individuals for non-performance of services.

WEED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2018
(UNAUDITED)

Note 11 – Common Stock Warrants and Options

Common Stock Warrants Granted (2018)

See Note 10 for details on warrants issued during the six months ended June 30, 2018.

Common Stock Warrants Expired (2018)
A total of 572,000 warrants expired during the six months ended June 30, 2018.

Common Stock Warrants Granted (2017)
On June 16, 2017, the Company issued warrants to purchase 70,000 shares of common stock at $3.00 per share over a one (1) year period from the date of exchange in conjunction with the issuance of 70,000 shares of common stock in exchange for the settlement of a convertible note, consisting of $35,000 of principal and $33,250 of interest. The relative fair value of the 70,000 common stock warrants using the Black-Scholes option-pricing model was $49,433, or $0.70618 per share, based on a volatility rate of 211%, a risk-free interest rate of 1.21% and an expected term of 1.0 year. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On May 31, 2017, the Company sold warrants to purchase 20,000 shares of common stock at $3.00 per share over a two (2) year period from the date of sale, in exchange for total proceeds of $10,000 in conjunction with the sale of 20,000 shares of common stock. The relative fair value of the 20,000 common stock warrants using the Black-Scholes option-pricing model was $8,946, or $0.44730 per share, based on a volatility rate of 209%, a risk-free interest rate of 1.28% and an expected term of 2.0 years. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On May 31, 2017, the Company sold warrants to purchase 300,000 shares of common stock at $3.00 per share over a two (2) year period from the date of sale, in exchange for total proceeds of $150,000 in conjunction with the sale of 300,000 shares of common stock. The relative fair value of the 300,000 common stock warrants using the Black-Scholes option-pricing model was $134,190, or $0.44730 per share, based on a volatility rate of 209%, a risk-free interest rate of 1.28% and an expected term of 2.0 years. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On May 25, 2017, the Company sold warrants to purchase 20,000 shares of common stock at $3.00 per share over a two (2) year period from the date of sale, in exchange for total proceeds of $10,000 in conjunction with the sale of 20,000 shares of common stock. The relative fair value of the 20,000 common stock warrants using the Black-Scholes option-pricing model was $5,887, or $0.29434 per share, based on a volatility rate of 205%, a risk-free interest rate of 1.30% and an expected term of 2.0 years. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On May 25, 2017, the Company sold warrants to purchase 100,000 shares of common stock at $3.00 per share over a two (2) year period from the date of sale, in exchange for total proceeds of $50,000 in conjunction with the sale of 100,000 shares of common stock. The relative fair value of the 100,000 common stock warrants using the Black-Scholes option-pricing model was $29,434, or $0.29434 per share, based on a volatility rate of 205%, a risk-free interest rate of 1.30% and an expected term of 2.0 years. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On April 20, 2017, the Company sold warrants to purchase 500,000 shares of common stock at $3.00 per share over a one (1) year period from the date of sale, in exchange for total proceeds of $500,000 in conjunction with the sale of 500,000 shares of common stock. The relative fair value of the 500,000 common stock warrants using the Black-Scholes option-pricing model was $626,641, or $1.25328 per share, based on a volatility rate of 202%, a risk-free interest rate of 1.01% and an expected term of 1.0 year. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On January 23, 2017, the Company sold warrants to purchase 2,000 shares of common stock at $3.00 per share over a one (1) year period from the date of sale, in exchange for total proceeds of $4,000 in conjunction with the sale of 2,000 shares of common stock. The relative fair value of the 2,000 common stock warrants using the Black-Scholes option-pricing model was $5,106, or $2.55281 per share, based on a volatility rate of 211%, a risk-free interest rate of 0.79% and an expected term of 1.0 year. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On January 9, 2017, the Company sold warrants to purchase 50,000 shares of common stock at $3.00 per share over a one (1) year period from the date of sale, in exchange for total proceeds of $50,000 in conjunction with the sale of 50,000 shares of common stock. The relative fair value of the 50,000 common stock warrants using the Black-Scholes option-pricing model was $108,228, or $2.16456 per share, based on a volatility rate of 210%, a risk-free interest rate of 0.82% and an expected term of 1.0 year. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

Warrants Exercised
On January 7, 2017, a warrant holder exercised warrants to purchase 2,666 shares of common stock at a strike price of $1.50 in exchange for proceeds of $3,999.

WEED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2018
(UNAUDITED)

Note 11 – Common Stock Warrants and Options (continued)

Common Stock Warrants Expired or Cancelled

On May 31, 2017, the Company sold 20,000 units at $0.50 per unit, consisting of 20,000 shares of common stock and warrants to purchase 20,000 shares of common stock at an exercise price of $3.00 per share, exercisable until May 31, 2019, in exchange for total proceeds of $10,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On May 31, 2017, the Company sold 300,000 units at $0.50 per unit, consisting of 300,000 shares of common stock and warrants to purchase 150,000 shares of common stock at an exercise price of $3.00 per share, exercisable until May 31, 2019, in exchange for total proceeds of $150,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On May 25, 2017, the Company sold 20,000 units at $0.50 per unit, consisting of 20,000 shares of common stock and warrants to purchase 20,000 shares of common stock at an exercise price of $3.00 per share, exercisable until May 25, 2019, in exchange for total proceeds of $10,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On May 25, 2017, the Company sold 20,000 units at $0.50 per unit, consisting of 100,000 shares of common stock and warrants to purchase 100,000 shares of common stock at an exercise price of $3.00 per share, exercisable until May 25, 2019, in exchange for total proceeds of $50,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On April 20, 2017, the Company sold 500,000 units at $1.00 per unit, consisting of 500,000 shares of common stock and warrants to purchase 500,000 shares of common stock at an exercise price of $3.00 per share, exercisable until April 20, 2018, in exchange for total proceeds of $500,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On January 23, 2017, the Company sold warrants to purchase 2,000 shares of common stock at $3.00 per share over a one (1) year period from the date of sale, in exchange for total proceeds of $4,000 in conjunction with the sale of 2,000 shares of common stock. The relative fair value of the 2,000 common stock warrants using the Black-Scholes option-pricing model was $5,106, or $2.55281 per share, based on a volatility rate of 211%, a risk-free interest rate of 0.79% and an expected term of 1.0 year. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On January 9, 2017, the Company sold warrants to purchase 50,000 shares of common stock at $3.00 per share over a one (1) year period from the date of sale, in exchange for total proceeds of $50,000 in conjunction with the sale of 50,000 shares of common stock. The relative fair value of the 50,000 common stock warrants using the Black-Scholes option-pricing model was $108,228, or $2.16456 per share, based on a volatility rate of 210%, a risk-free interest rate of 0.82% and an expected term of 1.0 year. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

Common Stock Warrants Expired (2017)
No warrants were expired or cancelled during the six months ended June 30, 2017.

Common Stock Warrants Exercised (2017)
On January 7, 2017, a warrant holder exercised warrants to purchase 2,666 shares of common stock at a strike price of $1.50 in exchange for proceeds of $3,999.

Common Stock Options (2018)
On February 1, 2018, in connection with executive employment agreements, the Company granted non-qualified options to purchase an aggregate of 6,000,000 shares of the Company’s common stock at the exercise price of $10.55 per share. The options shall become exercisable at the rate of 1/3 upon the six-month anniversary, 1/3 upon the one-year anniversary and 1/3 upon the second anniversary of the grant. The options were valued at approximately $46,000,000 using the Black-Scholes option pricing model. The Company recognized expense of approximately $9,387,000 relating to these options during the six months ended June 30, 2018.

WEED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2018
(UNAUDITED)

Note 11 – Common Stock Warrants and Options (continued)

The assumptions used in the Black-Scholes model are as follows:

For the period ended June 30, 2018
Risk-free interest rate	1.75%
Expected dividend yield	0%
Expected lives	6.0 years
Expected volatility	200%

A summary of the Company’s stock option activity and related information is as follows:

	For the six months ended June 30, 2018
	Number of	Average
	Shares	Price
Outstanding at the beginning of period	-	$-
Granted	6,000,000	10.55
Exercised/Expired/Cancelled	-	-
Outstanding at the end of period	6,000,000	$10.55
Exercisable at the end of period	1,250,000	$10.55

Note 12 – Subsequent Events

We have evaluated subsequent events through the filing date of this Form 10-Q and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosures in the notes thereto.

ITEM 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclaimer Regarding Forward Looking Statements

Our Management’s Discussion and Analysis or Plan of Operations contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

We are an early stage holding company currently focused on the development and application of cannabis-derived compounds for the treatment of human disease. Our wholly-owned subsidiary, Sangre AT, LLC (“Sangre”), has begun a planned five-year Cannabis Genomic Study to complete a genetic blueprint of the Cannabis plant genus, by creating a global genomic classification of the entire plant. By targeting cannabis-derived molecules that stimulate the endocannabinoid system, Sangre’s research team plans to develop scientifically-valid and evidence-based cannabis strains for the production of disease-specific medicines. The goal of the research is to identify, collect, patent, and archive a collection of highly-active medicinal strains. We plan to conduct this study only in states where cannabis has been legalized for medicinal purposes.

Using annotated genomic data and newly generated phenotypic data, Sangre plans to identify and isolate regions of the plant genome which are related to growth, synthesis of desired molecules, and drought and pest resistance. This complex data set would then be utilized in a breeding program to generate and establish new hybrid cultivars which exemplify the traits that are desired by the medical and patient community. This breeding program would produce new seed stocks and clones, which we plan on patenting. If successful this intellectual property should generate immense value for the Company. After developing a comprehensive understanding of the annotated genome of a variety of cannabis strains, and obtaining intellectual property protection over the most promising strains, we plan move forward either independently or with strategic partners to develop medicinal products for the treatment of a multitude of human diseases.

Our current, short-term goals relate to the Cannabis Genomic Study and the resulting development of a variety of new cannabis strains, and, over the next 5 years, we plan to process those results in order to become an international cannabis research and product development company, with a globally-recognized brand focusing on building and purchasing labs, land and building commercial grade “Cultivation Centers” to consult, assist, manage & lease to universities, state governments, licensed dispensary owners and organic grow operators on a contract basis with a concentration on the legal and medical cannabis sector..

Our long-term plan is to become a true “Seed-to-Sale” global holding company providing infrastructure, financial solutions, product development, and real estate options in this new emerging market. Our long term growth may also come from the acquisition of synergistic businesses, such as distilleries, to make anything from infused beverages to super oxygenated water with CBD and THC. Currently, WEED Inc. has formed WEED Australia Ltd., registered as an unlisted public company in Australia to address this Global demand. We have also formed WEED Australia Ltd., registered as an unlisted public company in Australia, to address future global demand, however the entity has been dormant since its inception. We will look to conduct future research, marketing, import/exporting, and manufacturing of our proprietary products on an international level.

In furtherance of our current, short terms goals, Sangre initiated the cannabis genome project in April 2017, by extracting DNA from seven cannabis strains in Tucson, Arizona. Sangre followed the initial extraction with a second round of extractions in July 2017. The extracted DNA is currently being sequenced by the Sangre team using a binary sequencing approach based on the use of two distinct sequencing technologies and a proprietary bioinformatics database. Following the generation of genomic data, the sequences will be annotated (compared) against over 300,000 plant genes to elucidate specific de novo pathways responsible for the synthesis of specific compounds and classes of compounds.

Under the genome project directives, additional strains are slated for sequencing and annotation as part of the overall expansion of this research project. An integral part of this expansion is the acquisition of additional DNA extraction, amplification, and sequencing technologies. The expansion also includes the installation of high-level IT networks for data acquisition, analysis, and storage.

On July 26, 2017, we acquired property located in La Veta, Colorado in order to Sangre to complete its 5-Year, $15+ million Cannabis Genomic Study. The site includes a 10,000+ sq. ft. building that will house Sangre’s genomic research facility, a 4,000+ square foot building for plant product analytics and plant product extraction, a 3,500 sq. ft. corporate office center, and 25 RV slots with full water and electric, which we plan to convert into a series of small research pods. Under the terms of the purchase agreement, we paid $525,000 down, along with 25,000 shares of our common stock, and Sangre took immediate possession of the property. We are obligated to pay an additional $400,000 in cash and issue an additional 75,000 shares of our common stock over the next two years in order to pay the entire purchase price. We estimate it will take approximately $675,000 in order to convert the existing buildings into the facilities necessary for Sangre AgroTech to conduct its research, plus an additional $1,000,000 for security & ground buildout, and an additional $1 million for scientific equipment, ordered for plant production and product extraction. We plan to complete the initial property renovations by Q1 of 2018. The equipment is scheduled to be delivered in Q2 2018. We will need to raise additional funds in order to pay the remainder of the purchase price, as well as to complete the planned renovations.

WEED Inc. acquired the property in La Veta, Colorado in order to facilitate the expansion of the genomic studies and the development of new hybrid strains. The facility is currently under re-design and renovation to convert the existing structures into a world-class genetics research center.

A gene-based breeding program will allow us to root out inferior cultivars and replace them with fully-validated and patentable cultivars which produce consistent plant products for the medicinal markets. The gene-based breeding program will improve cultivars and introduce integrity, stability, and quality to the market in the following ways:

●	accelerated and optimized growth rates; modern genomic resources will enhance traditional breeding methods

●	generate new cultivars, accelerating and perfecting the art of selective breeding

●	provide the ability to assay for specific genes within the crop, establish strain tracking, and promote market quality assurance

●	improved disease, pest, and drought resistance of the Cannabis plant

We believe the gene-based breeding program will facilitate and accelerate:

●	improved therapeutic properties, i.e., increased THC/CBD concentration and the production of specific classes of oils and terpenes

●	enhanced opportunities for new drug discovery

●	accelerated breeding of super-cultivars: drought, pest, and mold resistant, increased %THC

●
revenue generation through our unique ability to breed and genetically fingerprint new, super-cultivars; establish strong patent protection; and provide these cultivars to the market on a favorable cost and royalty basis.

Our goal with this program is to develop a translational breeding program to establish a new collection of Cannabis cultivars for the Colorado, national, and international markets. Through the use of genetic screening technology, cultivars can be up-selected for specific traits and grown to address the needs of consumers in the medicinal market.

Corporate Overview

We were originally incorporated under the name Plae, Inc., in the State of Arizona on August 20, 1999. At the time we operated under the name Plae, Inc., no business was conducted. No books or records were maintained and no meetings were held. In essence, nothing was done after incorporation until Glenn E. Martin took possession of Plae, Inc. in January 2005. On February 18, 2005, the corporate name was changed to King Mines, Inc. and then subsequently changed to its current name, United Mines, Inc., on March 30, 2005. No shares were issued until the Company became United Mines, Inc. From 2005 until 2015, we were an exploration stage mineral exploration company that owned a number of unpatented mining claims and Arizona State Land Department claims.

On November 26, 2014, our Board of Directors approved the redomestication of our company from Arizona to Nevada (the “Articles of Domestication”), and approved Articles of Incorporation in Nevada, which differed from then-Articles of Incorporation in Arizona, primarily by (a) changing our name from United Mines, Inc. to WEED, Inc., (b) authorizing Twenty Million (20,000,000) shares of preferred stock, with blank check rights granted to our Board of Directors, and (c) authorizing Two Hundred Million (200,000,000) shares of common stock (the “Nevada Articles of Incorporation”). On December 19, 2014, the holders of a majority of our outstanding common stock approved the Articles of Domestication and the Nevada Articles of Incorporation at a Special Meeting of Shareholders. On January 16, 2015, the Articles of Domestication and the Nevada Articles of Incorporation went effective with the Secretary of State of the State of Nevada. On February 2, 2015, our name change to WEED, Inc., and a corresponding ticker symbol change to “BUDZ” went effective with FINRA and was reflected on the quotation of our common stock on OTC Markets.

These changes were effected in order to make our corporate name and ticker symbol better align with our short-term and long-term business focus. Our current, short-term goals relate to the Cannabis Genomic Study and the resulting development of a variety of new cannabis strains, and, over the next 5 years, we plan to process those results in order to become an international cannabis research and product development company, with a globally-recognized brand focusing on building and purchasing labs, land and building commercial grade “Cultivation Centers” to consult, assist, manage & lease to universities, state governments, licensed dispensary owners and organic grow operators on a contract basis with a concentration on the legal and medical cannabis sector.

Our long-term plan is to become a true “Seed-to-Sale” global holding company providing infrastructure, financial solutions, product development, and real estate options in this new emerging market. Our long term growth may also come from the acquisition of synergistic businesses, such as distilleries, to make anything from infused beverages to super oxygenated water with CBD and THC. Currently, WEED Inc. has formed WEED Australia Ltd., registered as an unlisted public company in Australia to address this Global demand. We have also formed WEED Australia Ltd., registered as an unlisted public company in Australia, to address future global demand, however the entity has been dormant since its inception. We will look to conduct future research, marketing, import/exporting, and manufacturing of our proprietary products on an international level.

On April 20, 2017, we entered into a Share Exchange Agreement with Sangre AT, LLC, a Wyoming limited liability company, under which we acquired all of the issued and outstanding limited liability company membership units of Sangre in exchange for Five Hundred Thousand (500,000) shares of our common stock, restricted in accordance with Rule 144. As a result of this agreement, Sangre is a wholly-owned subsidiary of WEED, Inc.

This discussion and analysis should be read in conjunction with our financial statements included as part of this Quarterly Report.

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

Results of Operations

	Three Months Ended June 30,
	2018	2017
Revenue	$-	$-

Operating expenses:

General and administrative	405,666	84,313
Professional fees	8,930,451	476,311
Depreciation and amortization	44,171	5,422
Total operating expenses	9,380,288	566,046

Net operating loss	(9,380,288)	(566,046)

Other Expense
Goodwill impairment	-	(1,015,910)
Interest expense	(5,148)	(834)
Loss on extinguishment of debt	-	(67,983)
Other expense	(1,976)	-

Net loss	$(9,387,412)	$(1,650,773)

Operating Loss; Net Loss

Our net loss increased by $7,736,639, from ($1,650,773) to ($9,387,412), from the three months ended June 30, 2017 compared to the three months ended June 30, 2018. Our operating loss increased by $8,814,242, from ($566,046) to ($9,380,288) for the same period. The increase in operating loss and net loss compared to the same period of the prior year is primarily a result of our significant increase in professional fees, as well as increases in our general and administrative expenses and depreciation and amortization expenses. These changes are detailed below.

Revenue

We have not had any revenues since our inception. We are company focused on the medical cannabis sector. In the short-term we plan to conduct Sangre’s Cannabis Genomic Study over the next 5 years and process those result, and in the long-term is to be a company focused on purchasing land and building commercial grade “Cultivation Centers” to consult, assist, manage & lease to licensed dispensary owners and organic grow operators on a contract basis, with a concentration on the legal and medical marijuana (Cannabis) sector. Our long-term plan is to become a True “Seed-to-Sale” company providing infrastructure, financial solutions and real estate options in this new emerging market, worldwide. We plan to make our brand global and therefore we will look for opportunities to conduct future research, marketing, import and exporting, and manufacturing of any proprietary products on an international level.

General and Administrative Expenses

General and administrative expenses increased by $321,353, from $84,313 for the three months ended June 30, 2017 to $405,666 for the three months ended June 30, 2018, primarily due to an increase in our stock-based compensation expense. Some of these increases are a result of the fact we owned Sangre during the entire three-month period ended June 30, 2018, but did not own Sangre during the entire three-month period ended June 30, 2017.

Professional Fees

Our professional fees increased by $8,454,140 during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Our professional fees were $8,930,451 for the three months ended June 30, 2018 and $476,311 for the three months ended June 30, 2017. These fees are largely related to fees paid for legal and accounting services, along with compensation to independent contractors, and increased primarily as a result of increased stock-based compensation awards. The significant increase in professional fees for the three months ended June 30, 2018, related to stock-based compensation awards, as well as, costs incurred in connection with the land and property acquisitions and the work related to our registration statement filing and related amendments. We expect these fees to grow steadily as our business expands if we continue to use stock-based compensation. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization

During the three months ended June 30, 2018 we had depreciation and amortization expense of $44,171, compared to $5,422 in the three months ended June 30, 2017. Our depreciation and amortization expense primary relates to our property acquisitions.

Goodwill Impairment

During the three months ended June 30, 2018, we had goodwill impairment of $0, compared to $1,015,910 for the three months ended June 30, 2017. The goodwill impairment expense for the three months ended June 30, 2017, relates entirely to our acquisition of Sangre AT, LLC, which closed on April 20, 2017. In connection with the acquisition we acquired all of the outstanding membership interests of Sangre in exchange for a total of 500,000 shares of our common stock issued to seven individuals. Those shares were valued at $1,003,850 based on the closing price of our common stock on the date of grant. A goodwill impairment loss is recognized when the carrying amount of goodwill exceeds its implied fair value. The goodwill impairment expense we recognized during the three months ended June 30, 2017, is the difference between the value of the shares of our common stock we granted, plus the value of the liabilities we assumed, and the fair value of the identifiable assets we acquired when we closed the acquisition of Sangre.

Loss on Extinguishment of Debt

During the three months ended June 30, 2018, we had a loss on extinguishment of debt of $0, compared to $67,983 in the three months ended June 30, 2017. The loss on extinguishment of debt for the three months ended June 30, 2017, relates entirely to the fact that on June 16, 2017, we issued 70,000 shares of our common stock in exchange for the extinguishment of an outstanding promissory note, consisting of $35,000 of principal and $33,250 of interest.

Interest Expense

Interest expense increased from $834 to $5,148 for the three months ended June 30, 2017 compared to the same period in 2018. Our interest expense primarily relates to the mortgages maintained on our acquired properties.

Results of Operations for the Six Months ended June 30, 2018 compared to the Six Months ended June 30, 2017

Summary of Results of Operations

	Six Months Ended June 30,
	2018	2017
Revenue	$-	$-

Operating expenses:

General and administrative	777,643	152,447
Professional fees	12,892,210	1,057,297
Depreciation and amortization	85,329	9,660
Total operating expenses	13,755,182	1,219,404

Net operating loss	(13,755,182)	(1,219,404)

Goodwill impairment	-	(1,015,910)
Interest income	9,338	-
Interest expense	(7,807)	(2,218)
Loss on extinguishment of debt	(1,064,720)	(67,983)
Other expense	(4,731)	-

Net loss	$(14,823,102)	$(2,305,515)

Operating Loss; Net Loss

Our net loss increased by $12,517,587, from ($2,305,515) to ($14,823,102), from the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Our operating loss increased by $12,535,778, from ($1,219,404) to ($13,755,192) for the same period. The increase in our net loss was primarily the result of increases in our operating expenses as well as a significant loss on extinguishment of debt. Our operating loss compared to the prior year period is primarily a result of a significant increase in professional fees and a slight increase in general and administrative expenses. These changes are detailed below.

Revenue

We have not had any revenues since our inception. Prior to February 18, 2005, we were an exploration stage mineral exploration company that owned a number of unpatented mining claims and Arizona State Land Department claims. In late 2014, we changed our short-term and long-term business focus, which in the short-term is to conduct Sangre’s Cannabis Genomic Study over the next 5 years and process those result, and in the long-term is to be a company focused on purchasing land and building commercial grade “Cultivation Centers” to consult, assist, manage & lease to licensed dispensary owners and organic grow operators on a contract basis, with a concentration on the legal and medical marijuana (Cannabis) sector. Our long-term plan is to become a True “Seed-to-Sale” company providing infrastructure, financial solutions and real estate options in this new emerging market, worldwide. We plan to make our brand global and therefore we will look for opportunities to conduct future research, marketing, import and exporting, and manufacturing of any proprietary products on an international level.

General and Administrative Expenses

General and administrative expenses increased by $625,196, from $152,447 for the six months ended June 30, 2017 to $777,643 for the six months ended June 30, 2018, primarily due to increased consulting and administrative costs incurred as we changed our business focus from mining to one involved in the cannabis research industry.

Professional Fees

Our professional fees significantly increased during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Our professional fees were $12,892,210 for the six months ended June 30, 2018 and $1,057,297 for the six months ended June 30, 2017. These fees are largely related to fees paid for legal and accounting services, along with compensation to independent contractors, and increased significantly primarily as a result of increased stock-based compensation awards. We expect these fees to continue to grow steadily as our business expands. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization

During the six months ended June 30, 2018 we had depreciation and amortization expense of $85,329, compared to $9,660 in the six months ended June 30, 2017. Our depreciation and amortization expense primary relates to our property acquisitions.

Goodwill Impairment

During the six months ended June 30, 2018, we incurred a goodwill impairment expense of $0, compared to $1,015,910 for the six months ended June 30, 2017. The goodwill impairment expense for the six months ended June 30, 2017, relates entirely to our acquisition of Sangre AT, LLC, which closed on April 20, 2017. In connection with the acquisition we acquired all of the outstanding membership interests of Sangre in exchange for a total of 500,000 shares of our common stock issued to seven individuals. Those shares were valued at $1,003,850 based on the closing price of our common stock on the date of grant. A goodwill impairment loss is recognized when the carrying amount of goodwill exceeds its implied fair value. The goodwill impairment expense we recognized during the six months ended June 30, 2017, is the difference between the value of the shares of our common stock we granted, plus the value of the liabilities we assumed, and the fair value of the identifiable assets we acquired when we closed the acquisition of Sangre.

Loss on Extinguishment of Debt

During the six months ended June 30, 2018, we incurred a loss on extinguishment of debt of $1,064,720, compared to $67,983 for the six months ended June 30, 2017. The loss on extinguishment of debt for the six months ended June 30, 2018, relates to the settlement of the Miller Note in March 2018 with common stock with a fair value in excess of the indebtedness. The loss on extinguishment of debt for the six months ended June 30, 2017, relates to entirely to the fact that on June 16, 2017, we issued 70,000 shares of our common stock in exchange for the extinguishment of an outstanding promissory note, consisting of $35,000 of principal and $33,250 of interest.

Interest Income

Interest income increased from $0 to $9,338 for the six months ended June 30, 2018 compared to the same period in 2017. Our interest income primarily relates to amounts earned in connection with our cash balances.

Interest Expense

Interest expense increased from $2,218 to $7,807 for the six months ended June 30, 2017 compared to the same period in 2018. Our interest expense primarily relates to the mortgages maintained on our acquired properties.

Liquidity and Capital Resources

Introduction

During the six months ended June 30, 2018, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of June 30, 2018 was $794,613 and our monthly cash flow burn rate was approximately $45,000. Our cash on hand was primarily proceeds from the sales of our securities. We currently do not believe we will be able to satisfy our cash needs from our revenues for many years to come.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2018 and December 31, 2017, respectively, are as follows:

	June 30, 2018	December 31, 2017	Change

Cash	$794,613	$161,178	$633,435
Total Current Assets	939,970	194,177	745,793
Total Assets	3,400,185	1,308,339	2,091,846
Total Current Liabilities	1,264,625	948,128	316,497
Total Liabilities	$1,264,625	948,128	316,497

Our total assets increased by $2,091,846 as of June 30, 2018 as compared to December 31, 2017. The increase in our total assets between the two periods was primarily attributed to a significant increase in our property and equipment, net and increases in our cash on hand, prepaid expenses and deposits at June 30, 2018.

Our current liabilities and total liabilities increased by $316,497, as of June 30, 2018 as compared to December 31, 2017. A large portion of this increase was due to increases in notes payable of $551,874, as well as slightly higher notes payable, related party offset by decreases in accounts payable, accrued officer compensation, and accrued interest.

In order to pay our obligations in full or in part when due, we will be required to raise capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available as of June 30, 2018 of $794,613 and $161,178 as of December 31, 2017. Based on our revenues, cash on hand and current monthly burn rate of approximately $45,000, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash used by operating activities of $1,892,607 for the six months ended June 30, 2018, as compared to $300,726 for the six months ended June 30, 2017. For the period in 2018, the net cash used in operating activities consisted primarily of our net loss of ($14,823,102), offset by loss on extinguishment of debt of $1,064,720, shares issued for services of $2,737,900, stock options issued of $9,387,000, depreciation of $85,329, and adjusted by an increase in prepaid expenses of $112,358, a decrease in accrued expenses of $165,405, and a decrease in accounts payable of $66,691. For the period in 2017, the net cash used in operating activities consisted primarily of our net loss of ($2,305,515), offset by goodwill impairment of $1,015,910, loss on extinguishment of debt of $67,983, shares issued for services of $980,801, depreciation of $9,660, and adjusted by an increase in prepaid expenses of $66,770, accrued compensation of $14,000, accrued interest of $1,897, and a decrease in accounts payable of $19,013.

Investments

For the six months ended June 30, 2018, we had net cash used in investing activities of $390,720, consisting of purchases of property and equipment of $350,720 and purchase of intangible assets of $40,000. For the period in 2017, the net cash used in investing activities consisted of purchases of property and equipment of $4,850, partially offset by cash received in acquisition of $54.

Financing

Our net cash provided by financing activities for the six months ended June 30, 2018 was $2,916,762, compared to $778,525 for the six months ended June 30, 2017. For the period in 2018, our financing activities related to proceeds from the sale of common stock of $3,023,550, proceeds from notes payable of $7,000, offset by repayments on notes payable of ($113,788). For the period in 2017, our financing activities related to proceeds from the sale of common stock of $777,999 and proceeds from notes payable, related parties of $9,000, offset by repayments on notes payable, related parties of ($8,474).

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3
Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4
Controls and Procedures

(a)
Evaluation of Disclosure Controls Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2018.

As funds become available to us, we expect to implement additional measures to improve disclosure controls and procedures.

(b)
Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(c)
Officer’s Certifications

Appearing as an exhibit to this quarterly report on Form 10-Q are “Certifications” of our Chief Executive and Financial Officer. The Certifications are required pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the quarterly report on Form 10-Q contains information concerning the Controls Evaluation referred to in the Section 302 Certifications. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II– OTHER INFORMATION

ITEM 1
Legal Proceedings

On January 19, 2018, we were sued in the United States District Court for the District of Arizona (William Martin v. WEED, Inc.., Case No. 4:18-cv-00027-RM) by the listed Plaintiff. We were served with the Verified Complaint on January 26, 2018. The Complaint alleges claims for breach of contract-specific performance, breach of contract-damages, breach of the covenant of good faith and fair dealing, conversion, and injunctive relief. In addition to the Verified Complaint, we were served with an application to show cause for a temporary restraining order. The Verified Complaint alleges we entered into a contract with the Plaintiff on October 1, 2014 for the Plaintiff to perform certain consulting services for the company in exchange for 500,000 shares of our common stock up front and an additional 700,000 shares of common stock to be issued on May 31, 2015. The Plaintiff alleges he completed the requested services under the agreement and received the initial 500,000 shares of common stock, but not the additional 700,000 shares. The request for injunctive relief asks the Court to Order us to issue the Plaintiff 700,000 shares of our common stock, and possibly include them in our previously-filed Registration Statement on Form S-1, or, in the alternative, issue the shares and have them held by the Court pending resolution of the litigation, or, alternatively, sell the shares and deposit the sale proceeds in an account that the Court will control. The hearing on the Temporary Restraining Order occurred on January 29, 2018. On January 30, 2018, the Court issued its ruling denying the application for a Temporary Restraining Order. Currently, there is no further hearing scheduled in this matter. On February 13, 2018, we filed an Answer to the Verified Complaint and Counterclaim. On February 15, 2018, we filed a Motion to Dismiss the Verified Complaint. On February 23, 2018, we filed a Motion to Amend Counterclaim to add W. Martin’s wife, Joanna Martin as a counterdefendant. On March 9, 2018, William Martin filed a Motion to Dismiss the Counterclaim. On March 12, 2018, William Martin filed a Motion to Amend the Verified Complaint to, among other things, add claims against Glenn Martin and Nicole and Ryan Breen. On March 27, 2018, the Court granted both William Martin and WEED, Inc.’s Motions to Amend. On March 27, 2018,we filed an Amended Counterclaim adding Joanna Martin. On April 2, 2018, we filed a Motion to Amend our Counterclaim to add a breach of contract claim. On April 10, 2018, we filed an Answer to First Amended Verified Complaint. On April 23, 2018, Glenn Martin and Nicole and Ryan Breen filed their Answer to the First Amended Complaint. On May 31, 2018, the Court issued an Order: (a) granting our Motion to Dismiss thereby dismissing the claims for breach of the covenant of good faith and fair dealing and the claim for conversion, (b) denying William Martin’s Motion to Dismiss the counterclaim as to the claims for fraudulent concealment and fraudulent misrepresentation, but granting the Motion to Dismiss only as to the claim for fraudulent nondisclosure, and (c) granting our Motion to Amend our Counterclaim to add a breach of contract claim. On June 1, 2018, William Martin and his wife filed their Answer to the First Amended Counterclaim. On June 1, 2018, William Martin and his wife filed their Answer to the Second Amended Counterclaim. In addition to the above pleadings and motions, the parties have exchanged disclosure statements and served and responded to written discovery. We deny the Plaintiff’s allegations in the Verified Complaint in their entirety and plan to vigorously defend against this lawsuit.

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

ITEM 1A
Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2
Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2018, we issued the following unregistered securities:

Common Stock Sales

During February and March of 2018, we sold an aggregate of 203,750 shares of our common stock to four unrelated investors for an aggregate of $407,500, or $2.00 per share. The issuance was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make this determination we relied on the representations of the purchaser contained in the securities purchase agreement signed by the purchaser, which indicated the purchaser was knowledgeable about our management and our operations, was a sophisticated investor, and understood the purchase was part of a private placement.

On May 4, 2018, we sold an aggregate of 200,000 shares of our common stock to two unrelated investors for an aggregate of $400,000, or $2.00 per share. The issuance was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make this determination we relied on the representations of the purchaser contained in the securities purchase agreement signed by the purchaser, which indicated the purchaser was knowledgeable about our management and our operations, was a sophisticated investor, and understood the purchase was part of a private placement.

On June 18, 2018, we sold an aggregate of 600,000 shares of our common stock to two unrelated investors for an aggregate of $600,000, or $1.00 per share. The issuance was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make this determination we relied on the representations of the purchaser contained in the securities purchase agreement signed by the purchaser, which indicated the purchaser was knowledgeable about our management and our operations, was a sophisticated investor, and understood the purchase was part of a private placement.

On June 28, 2018, we sold an aggregate of 650,000 shares of our common stock to two unrelated investors for an aggregate of $650,000, or $1.00 per share. The issuance was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make this determination we relied on the representations of the purchaser contained in the securities purchase agreement signed by the purchaser, which indicated the purchaser was knowledgeable about our management and our operations, was a sophisticated investor, and understood the purchase was part of a private placement.

Common Stock Issued to Consultants

On May 4, 2018, we issued 10,000 shares of our common stock to an unrelated consultant for services rendered. The shares were valued at $8.65 per share. The issuance was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make that determination we relied on the representations of the purchaser contained in the consulting agreement signed by the purchaser and the fact the consultant did work for the company and was familiar with the company, its operations and its management.

On May 4, 2018, we issued 5,000 shares of our common stock to an unrelated consultant for services rendered. The shares were valued at $5.63 per share. The issuance was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make that determination we relied on the representations of the purchaser contained in the consulting agreement signed by the purchaser and the fact the consultant did work for the company and was familiar with the company, its operations and its management.

On June 18, 2018, we issued 100,000 shares of our common stock for services rendered. These shares were issued to Patrick E. Williams, one of our Directors and an officer of Sangre. The shares were valued at $12.09 per share. The issuance was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make that determination we relied on the purchaser is a member of our Board of Directors.

On June 18, 2018, we issued 12,000 shares of our common stock to an unrelated consultant for services rendered. The shares were valued at $4.45 per share. The issuance was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make that determination we relied on the representations of the purchaser contained in the consulting agreement signed by the purchaser and the fact the consultant did work for the company and was familiar with the company, its operations and its management.

On June 28, 2018, we issued 200,000 shares of our common stock to a consultant for services rendered. The shares were valued at $4.54 per share. The issuance was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make that determination we relied on the representations of the purchaser contained in the consulting agreement signed by the purchaser and the fact the consultant did work for the company and was familiar with the company, its operations and its management.

ITEM 3
Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4
Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5
Other Information

             Our Registration Statement on Form S-1 relating to the resale of up to 8,982,015 shares of our common stock by certain selling shareholders was declared effective by the Securities and Exchange Commission on August 8, 2018 at 4pm Eastern Time.

ITEM 6
Exhibits

Item No.	Description

3.1 (1)	Articles of Incorporation of WEED, Inc.

3.2 (1)	Bylaws of WEED, Inc.

10.1 (1)	Share Exchange Agreement by and between WEED, Inc. and Sangre AT, LLC dated April 20, 2017

10.2 (1)	Promissory Note dated July 26, 2017 issued to A.R. Miller for acquisition of La Veta, CO Property

10.3 (1)	Deed of Trust dated July 26, 2017 related to acquisition of La Veta, CO Property

10.4 (2)	Form of Securities Purchase Agreement

10.5 (2)	Form of Warrant Agreement

10.6 (2)	Purchase and Sale Agreement by and between WEED, Inc. and Greg DiPaolo’s Pro Am Golf, LLC dated October 24, 2017

10.7 (3)	Amendment No. 1 to Promissory Note by and between WEED, Inc. and A.R. Miller dated January 12, 2018

10.8 (3)	Amended & Restated Employment Agreement with Glenn E. Martin dated February 1, 2018

10.9 (3)	Amended & Restated Employment Agreement with Nicole M. Breen dated February 1, 2018

10.10 (3)	Form of WEED, Inc. Restricted Stock Agreement

10.11 (3)	Form of WEED, Inc. Notice of Grant of Non-Qualified Stock Options

10.12 (3)	Wage Settlement and Release Agreement with Ryan Breen dated February 1, 2018

10.13 (4)	Second Addendum to Purchase and Sale Agreement Greg DiPaolo's Pro Am Gold, LLC dated February 19, 2018

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1) Incorporated by reference from our Registration Statement on Form S-1 filed with the Commission on August 11, 2017.
(2) Incorporated by reference from the Amendment No. 1 to our Registration Statement on Form S-1 filed with the Commission on November 16, 2017.
(3) Incorporated by reference from the Amendment No. 2 to our Registration Statement on Form S-1 filed with the Commission on February 1, 2018.
(4) Incorporated by reference from the Amendment No. 3 to our Registration Statement on Form S-1 filed with the Commission on April 30, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEED, Inc.

Dated: August 20, 2018		/s/ Glenn E. Martin
	By:	Glenn E. Martin
	Its:	President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer) (Principal Financial Officer)