Form 10-Q
period 2018-09-30
WEED, INC.
filed 2018-11-19
CIK 1393772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 19, 2018, there were 105,360,685 shares of common stock, $0.00001 par value, issued and outstanding.

WEED, INC.

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

ITEM 1            Condensed Consolidated Financial Statements

The balance sheets as of September 30, 2018 and December 31, 2017, the statements of operations for the three and nine months ended September 30, 2018 and 2017, and statements of cash flows for the nine months ending September 30, 2018 and 2017, follow. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

WEED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

TABLE OF CONTENTS

Page No.

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	6

Consolidated Statements of Operations	7

Consolidated Statements of Cash Flows	8

Notes to Consolidated Financial Statements	9

WEED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
ASSETS	(unaudited)

CURRENT ASSETS:
Cash	$47,606	$161,178
Prepaid expenses	108,429	32,999
Deposits	110,020	-

TOTAL CURRENT ASSETS	266,055	194,177

Land	136,400	113,750
Property and equipment, net	2,716,966	1,000,412

Trademark	50,000	-
Less: Accumulated amortization	(833)	-
Trademark, net	49,167	-

TOTAL ASSETS	$3,168,588	$1,308,339

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$145,883	$228,609
Accrued officer compensation	-	179,331
Accrued interest	6,654	16,188
Notes payable, related parties	12,000	49,000
Notes payable	221,475	475,000

TOTAL CURRENT LIABILITIES	386,012	948,128

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 200,000,000 authorized,
103,822,685 and 100,861,235 issued and outstanding, respectively	103,812	100,861
Additional paid-in capital	42,554,585	19,139,868
Subscription payable	1,356,250	200,770
Accumulated deficit	(41,232,071)	(19,081,288)

TOTAL STOCKHOLDERS' EQUITY	2,782,576	360,211

TOTAL LIABILITIES & STOCKERHOLDERS' EQUITY	$3,168,588	$1,308,339

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	34,035	166,729	811,678	319,176
Professional fees	7,399,214	399,733	20,291,424	1,457,030
Depreciation & amortization	43,443	16,091	128,772	25,751

Total operating expenses	7,476,692	582,553	21,231,874	1,801,957

NET OPERATING LOSS	(7,476,692)	(582,553)	(21,231,874)	(1,801,957)

OTHER INCOME (EXPENSE)
Goowill impairment	-	-	-	(1,015,910)
Interest income	-	-	9,338	-
Interest expense	(4,123)	(4,595)	(11,930)	(6,813)
Other income	155,696	-	155,696	-
Loss on extinguishment of debt	-	-	(1,064,720)	(67,983)
Other expense	(2,562)	-	(7,293)	-

TOTAL OTHER EXPENSE, NET	149,011	(4,595)	(918,909)	(1,090,706)

NET LOSS	$(7,327,681)	(587,148)	(22,150,783)	$(2,892,663)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

Outstanding - basic and fully diluted	103,775,728	100,145,770	102,505,456	101,405,789

Net loss per share - basic and fully diluted	$(0.07)	$(0.01)	$(0.22)	$(0.03)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2018 and September 30, 2017
(UNAUDITED)
	For the Nine
	Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(22,150,783)	$(2,892,663)
Adjustments to reconcile net loss
used in operating activities:
Depreciation and amortization	128,772	25,751
Goowill impairment	-	1,015,910
Imputed interest on non-interest bearing related party debts	-	371
Estimated fair value of vested stock options	15,329,323	-
Estimated fair value of shares issued for services	3,770,274	1,340,271
Loss on debt extinguishment	1,064,720	67,983
Decrease (increase) in assets
Prepaid expenses and other assets	(185,450)	(6,100)
Increase (decrease) in liabilities
Accounts Payable	(82,726)	3,720
Accrued expenses	(178,584)	25,768

NET CASH USED IN OPERATING ACTIVITIES	(2,304,454)	(418,989)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in acquisition	-	54
Purchases of property and equipment	(826,481)	(509,850)
Purchase of intangible assets	(50,000)	-

NET CASH USED IN INVESTING ACTIVITIES	(876,481)	(509,796)

CASH FLOWS FROM FINANCING ACTIVITIES

Stock payable	1,000,000	-
Proceeds from notes payable	7,000	9,000
Repayments on notes payable	(963,187)	(13,300)
Proceeds from the sale of common stock	3,023,550	1,197,999

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,067,363	1,193,699

NET CHANGE IN CASH	(113,572)	264,914

CASH, BEGINNING OF PERIOD	161,178	231

CASH, END OF PERIOD	$47,606	$265,145

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year ended December 31:

Income taxes	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:

Value of shares issued for acquisition of Sangre AT, LLC	$-	$1,003,850
Value of shares issued for acquisition of land and property	-	30,000
Mortgage issued for acquisition of land and property	1,040,662	475,000
Value of shares issued to pay off note payable	375,000	-
Value of shares issued in exchange for settlement of convertible debt	-	86,800
Value of warrants issued in exchange for settlement of convertible debt	-	49,433
Shares issued for subscription payable	200,770	-
Extinguishment of notes payable and accrued interest	385,281	-
Value of fixed assets acquired for stock	$-	$105,132

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEED, INC. AND SUBSIDIARY
(Formerly United Mines, Inc.)
Notes to Financial Statements
September 30, 2018

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

Basis of Presentation:
The accompanying condensed consolidated balance sheet at December 31, 2017, has been derived from audited consolidated financial statements and the unaudited condensed consolidated financial statements as of September 30, 2018 and 2017 ( the “financial statements”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Registration Statement on Form S-1 for the year ended December 31, 2017 (the “2017 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three and nine months ended September 30, 2018, are not necessarily indicative of the results of operations expected for the year ending December 31, 2018.

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

WEED, INC. AND SUBSIDIARY
(Formerly United Mines, Inc.)
Notes to Financial Statements
September 30, 2018

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

Revenue Recognition
On January 1, 2018, the Company adopted the new revenue recognition standard ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, using the cumulative effect (modified retrospective) approach. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings at the date of initial application. No cumulative-effect adjustment in retained earnings was recorded as the Company’s has no historical revenue. The impact of the adoption of the new standard was not material to the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2018. The Company expects the impact to be immaterial on an ongoing basis.

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

Advertising and Promotion
All costs associated with advertising and promoting products are expensed as incurred. These expenses were $998 and $3,136 for the nine months ended September 30, 2018 and 2017, respectively.

WEED, INC. AND SUBSIDIARY
(Formerly United Mines, Inc.)
Notes to Financial Statements
September 30, 2018

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $41,232,071 and had limited working capital at September 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new products and services to begin generating revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

WEED, INC. AND SUBSIDIARY
(Formerly United Mines, Inc.)
Notes to Financial Statements
September 30, 2018

Note 3 – Related Party

Notes Payable
From time to time, the Company has received short term loans from officers and directors as disclosed in Note 8 below.

Capital Contributions
The Company imputed interest on non-interest bearing, related party loans, resulting in a total of $0and $483 of contributed capital during the nine months ended September 30, 2018 and 2017, respectively.

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

A total of $0 and $179,331 of officer compensation was unpaid and outstanding at September 30, 2018 and December 31, 2017, respectively.

Stock Options Issued for Services – related party (2018)
On February 1, 2018, in connection with executive employment agreements, the Company granted non-qualified options to purchase an aggregate of 6,000,000 shares of the Company’s common stock at the exercise price of $10.55 per share. The options shall become exercisable at the rate of 1/3 upon the six-month anniversary, 1/3 upon the one-year anniversary and 1/3 upon the second anniversary of the grant. The options were valued at $45,987,970 using the Black-Scholes option pricing model. The Company recognized expense of approximately, $15,329,323 relating to these options during the nine months ended September 30, 2018.

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

WEED, INC. AND SUBSIDIARY
(Formerly United Mines, Inc.)
Notes to Financial Statements
September 30, 2018

Note 4 – Fair Value of Financial Instruments (continued)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2018 and 2017, respectively:

Fair Value Measurements at December 31, 2017
	Level 1	Level 2	Level 3
Assets
Cash	$161,178	$-	$-
Total assets	$161,178	$-	$-
Liabilities
Notes payable, related parties		49,000
Notes payable	$-	$475,000	$-
Total liabilities	$-	$524,000	$-
	$161,178	$524,000	$-

Fair Value Measurements at September 30, 2018

	Level 1	Level 2	Level 3
Assets
Cash	$47,606	$-	$-
Total assets	$47,606	$-	$-
Liabilities
Notes payable, related parties		12,000
Notes payable	$-	$221,475	$-
Total liabilities	$-	$233,475	$-
	$47,606	$233,475	$-

WEED, INC. AND SUBSIDIARY
(Formerly United Mines, Inc.)
Notes to Financial Statements
September 30, 2018

Note 4 – Fair Value of Financial Instruments (continued)

The fair values of our related party debts are deemed to approximate book value and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the nine months ended September 30, 2018 and the year ended December 31, 2017.

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

WEED, INC. AND SUBSIDIARY
(Formerly United Mines, Inc.)
Notes to Financial Statements
September 30, 2018

Note 5 – Investment in Land and Property (Continued)

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

Note 6 – Property and Equipment

Property and equipment consist of the following at September 30, 2018 and December 31, 2017, respectively:

	September 30,	December 31,
	2018	2017
Property improvements	$5,000	$28,934
Automobiles	105,132	105,132
Office equipment	4,933	4,934
Lab equipment	25,269	15,202
Construction in progress (2)	540,195	0
Property (1)	2,209,416	891,250
Property and equipment, gross	2,889,946	1,045,452
Less accumulated depreciation	(172,979)	(45,040)
Property and equipment, net	$2,716,966	1,000,412

(1)
During February 2018, the Company purchased property in La Veta, Colorado for approximately $1,300,000 (see Note 8).
(2)
During the nine months ended September 30, 2018, HVAC/furnace system and research facility center are under construction.

Non-depreciable land with an appraised value of $113,750 was acquired with the La Veta property on July 26, 2017. Non-depreciable land with an appraised value $11,692 and $10,958 was acquired with the condo and house located in La Veta, Co. in January and February 2018, respectively (see Note 5).

Depreciation and amortization expense totaled $128,772 and $25,751 for the nine months ended September 30, 2018 and 2017, respectively.

WEED, INC. AND SUBSIDIARY
(Formerly United Mines, Inc.)
Notes to Financial Statements
September 30, 2018

Note 7 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at September 30, 2018 and December 31, 2017, respectively:

	September 30, 2018	December 31, 2017
On various dates, the Company received advances from the Company’s CEO, Glenn Martin. Mr. Martin owns approximately 56.2% of the Company’s common stock at March 31, 2018. The unsecured non-interest-bearing loans were due on demand. A detailed list of advances and repayments follows:	$-	$-

On December 29, 2017, the Company received an unsecured loan, bearing interest at 2% in the amount of $37,000, due on demand from Dr. Pat Williams, PhD. The largest aggregate amount outstanding was $37,000 during the periods ended December 31, 2017 and December 31, 2016. Mr. Williams is a founding member and principal of our wholly-owned subsidiary, Sangre AT, LLC	-	37,000

On April 12, 2010, the Company received an unsecured, non-interest-bearing loan in the amount of $2,000, due on demand from Robert Leitzman. Interest is being imputed at the Company’s estimated borrowing rate, or 10% per annum. The largest aggregate amount outstanding was $2,000 during the periods ended September 30, 2017 and December 31, 2016. Mr. Leitzman owns less than 1% of the Company’s common stock, however, the Mr. Leitzman is deemed to be a related party given the non-interest-bearing nature of the loan and the materiality of the debt at the time of origination.	2,000	2,000

Over various dates in 2011 and 2012, the Company received unsecured loans in the aggregate amount of $10,000, due on demand, bearing interest at 10%, from Sandra Orman. The largest aggregate amount outstanding was $10,000 during the periods ended September 30, 2017 and December 31, 2016. Mrs. Orman owns less than 1% of the Company’s common stock, however, Mrs. Orman is deemed to be a related party given the nature of the loan and the materiality of the debt at the time of origination.	10,000	10,000

Notes payable, related parties	$12,000	$49,000

The Company recorded interest expense in the amount of $1,117 and $759 for the nine months ended September 30, 2018 and 2017, respectively, including imputed interest expense in the amount of $0 and $371 during such periods related to notes payable, related parties.

WEED, INC. AND SUBSIDIARY
(Formerly United Mines, Inc.)
Notes to Financial Statements
September 30, 2018

Note 8 – Notes Payable

Note payable consist of the following at September 30, 2018 and December 31, 2017, respectively:

September 30, 2018	December 31, 2017
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
$-	$475,000

During the three months ended March 31, 2018, the Company issued 125,000 shares of common stock, valued at $1,450,000 based on the closing market price on the measurement date. Accordingly, the Company recorded a loss on debt extinguishment of $1,064,719.

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
221,475	-

$221,475	$475,000

The Company recognized interest expense of $10,813 and $4,295 related to the note payables for the nine months ended September 30, 2018 and 2017, respectively.

WEED, INC. AND SUBSIDIARY
(Formerly United Mines, Inc.)
Notes to Financial Statements
September 30, 2018

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

WEED, INC. AND SUBSIDIARY
(Formerly United Mines, Inc.)
Notes to Financial Statements
September 30, 2018

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

During the three months ended September 30, 2018, the Company agreed to issue 900,000 shares of common stock for proceeds of $1,000,000.  The proceeds received were included in subscription payable.

Common Stock Issued for Services (2018)
During the three months ended September 30, 2018, the Company agreed to issued an aggregate of 250,000 shares of common stock to consultants for services performed. The total fair value of the common stock was $903,000 based on the closing price of the Company’s common stock earned on the measurement date. Shares valued at $129,375 were not issued at September 30, 2018 and such amount has been included in subscriptions payable.

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

2017 Common Stock Activity

Common Stock Sales
On September 29, 2017, the Company sold 300,000 unites at $0.50 per unit, consisting of 300,000 shares of common stock and warrants to purchase 300,000 shares of common stock at an exercise price of $3.00 per share, exercisable until September 29, 2019, in exchange for total proceeds of $150,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On September 24, 2017, the Company sold 133,000 units at $0.7519 per unit, consisting of 133,000 shares of common stock and warrants to purchase 133,000 shares of common stock at an exercise price of $3.00 per share, exercisable until September 24, 2019, in exchange for total proceeds of $100,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On September 5, 2017, the Company sold 40,000 units at $0.50 per unit, consisting of 40,000 shares of common stock and warrants to purchase 40,000 shares of common stock at an exercise price of $3.00 per share, exercisable until September 5, 2019, in exchange for total proceeds of $20,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On August 2, 2017, the Company sold 100,000 units at $0.50 per unit, consisting of 100,000 shares of common stock and warrants to purchase 100,000 shares of common stock at an exercise price of $3.00 per share, exercisable until August 2, 2019, in exchange for total proceeds of $50,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The shares were subsequently issued during the fourth quarter. As such, the stock purchase was presented as Stock Subscriptions Payable as of September 30, 2017.

WEED, INC. AND SUBSIDIARY
(Formerly United Mines, Inc.)
Notes to Financial Statements
September 30, 2018

Note 10 – Stockholders’ Equity (continued)

On July 7, 2017, the Company sold 200,000 units at $0.50 per unit, consisting of 200,000 shares of common stock and warrants to purchase 200,000 shares of common stock at an exercise price of $3.00 per share, exercisable until July 7, 2019, in exchange for total proceeds of $100,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

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

Common Stock Issued for Acquisition
On July 18, 2017, the Company issued 25,000 shares of common stock as a good faith deposit toward the purchase of land and property located in La Veta, CO that closed on July 26, 2017, which were valued at $30,000 based on the closing price of the Company’s common stock on the date of grant.

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

WEED, INC. AND SUBSIDIARY
(Formerly United Mines, Inc.)
Notes to Financial Statements
September 30, 2018

Note 10 – Stockholders’ Equity (continued)

Common Stock Issued for Services
On August 1, 2017, the Company granted an aggregate of 349,000 shares of common stock to eight consultants for services performed. The aggregate fair value of the common stock was $359,470 based on the closing price of the Company’s common stock on the date of grant.

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

Common Stock Cancellations
On July 24, 2017, the Company cancelled a total of 500,000 shares of common stock previously granted to a consultant for non-performance of services.

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

Note 11 – Common Stock Warrants and Options

Common Stock Warrants Granted (2018)
See Note 10 for details on warrants issued during the nine months ended September 30, 2018.

Common Stock Warrants Expired (2018)
A total of 572,000 warrants expired during the nine months ended September 30, 2018.

Common Stock Warrants Granted (2017)
On September 29, 2017, the Company sold warrants to purchase 300,000 shares of common stock at $3.00 per share over a two (2) year period from the date of sale, in exchange for total proceeds of $150,000 in conjunction with the sale of 300,000 shares of common stock. The relative fair value of the 300,000 common stock warrants using the Black-Scholes option-pricing model was $303,242, or $1.01081 per share, based on a volatility rate of 206%, a risk-free interest rate of 1.47% and an expected term of 2.0 years. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On September 24, 2017, the Company sold warrants to purchase 133,000 shares of common stock at $3.00 per share over a two (2) year period from the date of sale, in exchange for total proceeds of $100,000 in conjunction with the sale of 133,000 shares of common stock. The relative fair value of the 133,000 common stock warrants using the Black-Scholes option-pricing model was $152,795, or $1.14884 per share, based on a volatility rate of 206%, a risk-free interest rate of 1.46% and an expected term of 2.0 years. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

WEED, INC. AND SUBSIDIARY
(Formerly United Mines, Inc.)
Notes to Financial Statements
September 30, 2018

Note 11 – Common Stock Warrants and Options (continued)

On September 5, 2017, the Company sold warrants to purchase 40,000 shares of common stock at $3.00 per share over a two (2) year period from the date of sale, in exchange for total proceeds of $20,000 in conjunction with the sale of 40,000 shares of common stock. The relative fair value of the 40,000 common stock warrants using the Black-Scholes option-pricing model was $27,215, or $0.68039 per share, based on a volatility rate of 207%, a risk-free interest rate of 1.30% and an expected term of 2.0 years. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On August 2, 2017, the Company sold warrants to purchase 100,000 shares of common stock at $3.00 per share over a two (2) year period from the date of sale, in exchange for total proceeds of $50,000 in conjunction with the sale of 100,000 shares of common stock. The relative fair value of the 100,000 common stock warrants using the Black-Scholes option-pricing model was $80,872, or $0.80872 per share, based on a volatility rate of 210%, a risk-free interest rate of 1.36% and an expected term of 2.0 years. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On July 7, 2017, the Company sold warrants to purchase 200,000 shares of common stock at $3.00 per share over a two (2) year period from the date of sale, in exchange for total proceeds of $100,000 in conjunction with the sale of 200,000 shares of common stock. The relative fair value of the 200,000 common stock warrants using the Black-Scholes option-pricing model was$156,339, or $0.78169 per share, based on a volatility rate of 209%, a risk-free interest rate of 1.40% and an expected term of 2.0 years. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

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

WEED, INC. AND SUBSIDIARY
(Formerly United Mines, Inc.)
Notes to Financial Statements
September 30, 2018

Note 11 – Common Stock Warrants and Options (continued)

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

Common Stock Warrants Expired (2017)
No warrants were expired or cancelled during the nine months ended September 30, 2017.

Common Stock Warrants Exercised (2017)
On January 7, 2017, a warrant holder exercised warrants to purchase 2,666 shares of common stock at a strike price of $1.50 in exchange for proceeds of $3,999.

Common Stock Options (2018)
On February 1, 2018, in connection with executive employment agreements, the Company granted non-qualified options to purchase an aggregate of 6,000,000 shares of the Company’s common stock at the exercise price of $10.55 per share. The options shall become exercisable at the rate of 1/3 upon the six-month anniversary, 1/3 upon the one-year anniversary and 1/3 upon the second anniversary of the grant. The options were valued at approximately $46,000,000 using the Black-Scholes option pricing model. The Company recognized expense of approximately $15,106,000 relating to these options during the nine months ended September 30, 2018.

WEED, INC. AND SUBSIDIARY
(Formerly United Mines, Inc.)
Notes to Financial Statements
September 30, 2018

Note 11 – Common Stock Warrants and Options (continued)

The assumptions used in the Black-Scholes model are as follows:

For the period ended September 30, 2018
Risk-free interest rate	1.75%
Expected dividend yield	0%
Expected lives	6.0 years
Expected volatility	200%

A summary of the Company’s stock option activity and related information is as follows:

	For the nine months ended September 30, 2018
	Number of	Average
	Shares	Price
Outstanding at the beginning of period	-	$-
Granted	6,000,000	10.55
Exercised/Expired/Cancelled	-	-
Outstanding at the end of period	6,000,000	$10.55
Exercisable at the end of period	1,250,000	$10.55

Note 12 – Subsequent Events

In October 2018, the Company closed on the acquisition of a 6,000 sq. foot home in La Veta, Colorado for a total purchase price of $1,055,000. The majority of the purchase price was paid by the Company during the quarter ended September 30, 2018, with the final tranche of the purchase price paid on or around October 10, 2018. This house will be used to house employees of Sangre and WEED, Inc. that are working on the genomic study, and will also be used as the headquarters of WEED, Inc.

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

On July 26, 2017, we acquired property located in La Veta, Colorado in order to Sangre to complete its 5-Year, $15+ million Cannabis Genomic Study. The site includes a 10,000+ sq. ft. building that will house Sangre’s genomic research facility, a 4,000+ square foot building for plant product analytics and plant product extraction, a 3,500 sq. ft. corporate office center, and 25 RV slots with full water and electric, which we plan to convert into a series of small research pods. Under the terms of the purchase agreement, we paid $525,000 down, along with 25,000 shares of our common stock, and Sangre took immediate possession of the property. We are obligated to pay an additional $400,000 in cash and issue an additional 75,000 shares of our common stock over the next two years in order to pay the entire purchase price. We estimate it will take approximately $675,000 in order to convert the existing buildings into the facilities necessary for Sangre AgroTech to conduct its research, plus an additional $1,000,000 for security & ground buildout, and an additional $1 million for scientific equipment, ordered for plant production and product extraction. The initial property renovations have been extended to Spring of 2019, primarily due to the weather in Colorado during the winter season. As a result, the equipment is now scheduled to be delivered in Q2 or Q3 of 2019. We will need to raise additional funds in order to pay the remainder of the purchase price, as well as to complete the planned renovations.

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

Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017

Results of Operations

	Three Months Ended September 30,
	2018	2017
Revenue	$-	$-

Operating expenses:

General and administrative	34,035	166,729
Professional fees	7,399,214	399,733
Depreciation and amortization	43,443	16,091
Total operating expenses	7,476,692	582,553

Net operating loss	(7,476,692)	(582,553)

Other Expense
Interest expense	(4,123)	(4,595)
Other income	155,696	-
Other expense	(2,562)	-

Net loss	$(7,327,681)	$(587,148)

Operating Loss; Net Loss

Our net loss increased by $6,740,533, from ($587,148) to ($7,327,681), from the three months ended September 30, 2017 compared to the three months ended September 30, 2018. Our operating loss increased by $6,894,139, from ($582,553) to ($7,476,692) for the same period. The increase in operating loss and net loss compared to the same period of the prior year is primarily a result of our significant increase in professional fees, as well as increases in our general and administrative expenses and depreciation and amortization expenses. These changes are detailed below.

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

General and Administrative Expenses

General and administrative expenses decreased by $132,694, from $166,729 for the three months ended September 30, 2017 to $34,035 for the three months ended September 30, 2018, primarily due to a reclassification of approximately $164,000 of construction in progress expenses to fixed assets.

Professional Fees

Our professional fees increased by $6,999,481 during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Our professional fees were $7,399,214 for the three months ended September 30, 2018 and $399,733 for the three months ended September 30, 2017. These fees are largely related to fees paid for legal and accounting services, along with compensation to independent contractors, and increased primarily as a result of increased stock-based compensation awards. The significant increase in professional fees for the three months ended September 30, 2018, related to stock-based compensation awards, as well as, costs incurred in connection with the land and property acquisitions and the work related to our registration statement filing and related amendments. We expect these fees to grow steadily as our business expands if we continue to use stock-based compensation. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization

During the three months ended September 30, 2018 we had depreciation and amortization expense of $43,443, compared to $16,091 in the nine months ended September 30, 2017. Our depreciation and amortization expense primary relates to our property acquisitions.

Interest Expense

Interest expense decreased slightly from $4,595 to $4,123 for the three months ended September 30, 2017 compared to the same period in 2018. Our interest expense primarily relates to the mortgages maintained on our acquired properties.

Other Income

Other income increased from $0 to $155,696 for the three months ended September 30, 2017 compared to the same period in 2018. Our other income for the three months ended September 30, 2018, related to an insurance settlement received in connection with a fire at the Company’s La Veta property.

Results of Operations for the Nine Months ended September 30, 2018 compared to the Nine Months ended September 30, 2017

Summary of Results of Operations

	Nine Months Ended September 30,
	2018	2017
Revenue	$-	$-

Operating expenses:

General and administrative	811,678	319,176
Professional fees	20,291,424	1,457,030
Depreciation and amortization	128,772	25,751
Total operating expenses	21,231,874	1,801,957

Net operating loss	(21,231,874)	(1,801,957)

Goodwill impairment	-	(1,015,910)
Interest income	9,338	-
Interest expense	(11,930)	(6,813)
Other income	155,696	-
Loss on extinguishment of debt	(1,064,720)	(67,983)
Other expense	(7,293)	-

Net loss	$(22,150,783)	$(2,892,663)

Operating Loss; Net Loss

Our net loss increased by $19,258,120, from ($2,892,663) to ($22,150,783), from the nine months ended September 30, 2017 compared to the nine months ended September 30, 2018. Our operating loss increased by $19,429,917, from ($1,801,957) to ($21,231,874) for the same period. The increase in our net loss was primarily the result of increases in our operating expenses as well as a significant loss on extinguishment of debt. Our operating loss compared to the prior year period is primarily a result of a significant increase in professional fees and an increase in general and administrative expenses. These changes are detailed below.

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

General and Administrative Expenses

General and administrative expenses increased by $492,502, from $319,176 for the nine months ended September 30, 2017 to $811,678 for the nine months ended September 30, 2018, primarily due to increased consulting and administrative costs incurred as we changed our business focus from mining to one involved in the cannabis research industry.

Professional Fees

Our professional fees significantly increased during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Our professional fees were $20,291,424 for the nine months ended September 30, 2018 and $1,457,030 for the nine months ended September 30, 2017. These fees are largely related to fees paid for legal and accounting services, along with compensation to independent contractors, and increased significantly primarily as a result of increased stock-based compensation awards. We expect these fees to continue to grow steadily as our business expands. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization

During the nine months ended September 30, 2018 we had depreciation and amortization expense of $128,772, compared to $25,751 in the three months ended September 30, 2017. Our depreciation and amortization expense primary relates to our property acquisitions.

Goodwill Impairment

During the nine months ended September 30, 2018, we incurred a goodwill impairment expense of $0, compared to $1,015,910 for the nine months ended September 30, 2017. The goodwill impairment expense for the nine months ended September 30, 2017, relates entirely to our acquisition of Sangre AT, LLC, which closed on April 20, 2017. In connection with the acquisition we acquired all of the outstanding membership interests of Sangre in exchange for a total of 500,000 shares of our common stock issued to seven individuals. Those shares were valued at $1,003,850 based on the closing price of our common stock on the date of grant. A goodwill impairment loss is recognized when the carrying amount of goodwill exceeds its implied fair value. The goodwill impairment expense we recognized during the nine months ended September 30, 2017, is the difference between the value of the shares of our common stock we granted, plus the value of the liabilities we assumed, and the fair value of the identifiable assets we acquired when we closed the acquisition of Sangre.

Loss on Extinguishment of Debt

During the nine months ended September 30, 2018, we incurred a loss on extinguishment of debt of $1,064,720, compared to $67,983 for the nine months ended September 30, 2017. The loss on extinguishment of debt for the nine months ended September 30, 2018, relates to the settlement of the Miller Note in March 2018 with common stock with a fair value in excess of the indebtedness. The loss on extinguishment of debt for the nine months ended September 30, 2017, relates to entirely to the fact that on June 16, 2017, we issued 70,000 shares of our common stock in exchange for the extinguishment of an outstanding promissory note, consisting of $35,000 of principal and $33,250 of interest.

Interest Income

Interest income increased from $0 to $9,338 for the nine months ended September 30, 2018 compared to the same period in 2017. Our interest income primarily relates to amounts earned in connection with our cash balances.

Interest Expense

Interest expense increased from $6,813 to $11,930 for the nine months ended September 30, 2017 compared to the same period in 2018. Our interest expense primarily relates to the mortgages maintained on our acquired properties.

Other Income

Other income increased from $0 to $155,696 for the nine months ended September 30, 2017 compared to the same period in 2018. Our other income for the nine months ended September 30, 2018, related to an insurance settlement received in connection with a fire at the Company’s La Veta property.

Liquidity and Capital Resources

Introduction

During the nine months ended September 30, 2018, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of September 30, 2018 was $47,606 and our monthly cash flow burn rate was approximately $45,000. Our cash on hand was primarily proceeds from the sales of our securities. We currently do not believe we will be able to satisfy our cash needs from our revenues for many years to come.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2018 and December 31, 2017, respectively, are as follows:

	September 30, 2018	December 31, 2017	Change

Cash	$47,606	$161,178	$(113,572)
Total Current Assets	266,055	194,177	71,878
Total Assets	3,168,588	1,308,339	1,860,249
Total Current Liabilities	386,012	948,128	(562,116)
Total Liabilities	$386,012	948,128	$(562,116)

Our total assets increased by $1,860,249 as of September 30, 2018 as compared to December 31, 2017. The increase in our total assets between the two periods was primarily attributed to a significant increase in our property and equipment, net due to the properties we acquired in 2018, and increases in our prepaid expenses and deposits at September 30, 2018, offset slightly by less cash on hand at September 30, 2018.

Our current liabilities and total liabilities decreased by $562,116, as of September 30, 2018 as compared to December 31, 2017. A large portion of this decrease was due to decreases in accounts payable, accrued officer compensation, accrued interest, notes payables, and notes payables, related parties. The significant decreases in accrued officer compensation and notes payables were due to the fact we paid significant amounts off during the period.

In order to pay our obligations in full or in part when due, we will be required to raise capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available as of September 30, 2018 of $47,606 and $161,178 as of December 31, 2017. Based on our revenues, cash on hand and current monthly burn rate of approximately $45,000, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash used by operating activities of $2,304,454 for the nine months ended September 30, 2018, as compared to $418,989 for the nine months ended September 30, 2017. For the period in 2018, the net cash used in operating activities consisted primarily of our net loss of ($22,150,783), offset by loss on extinguishment of debt of $1,064,720, estimated value of shares issued for services of $3,770,274, estimated value of vested stock options of $15,329,323, depreciation and amortization of $128,772, and adjusted by an increase in prepaid expenses and other assets of $185,450, a decrease in accrued expenses of $178,584, and a decrease in accounts payable of $82,726. For the period in 2017, the net cash used in operating activities consisted primarily of our net loss of ($2,892,663), offset by goodwill impairment of $1,015,910, loss on extinguishment of debt of $67,983, shares issued for services of $1,340,271, depreciation of $25,751, and adjusted by an increase in prepaid expenses of $6,100, accrued expenses of $25,768, and accounts payable of $3,720.

Investments

For the nine months ended September 30, 2018, we had net cash used in investing activities of $876,481, consisting of purchases of property and equipment of $826,481 and purchase of intangible assets of $50,000. For the period in 2017, the net cash used in investing activities consisted of purchases of property and equipment of $509,850, partially offset by cash received in acquisition of $54.

Financing

Our net cash provided by financing activities for the nine months ended September 30, 2018 was $3,067,363, compared to $1,193,699 for the nine months ended September 30, 2017. For the period in 2018, our financing activities related to proceeds from the sale of common stock of $3,023,550, proceeds from notes payable of $7,000, and stock payable of $1,000,000, offset by repayments on notes payable of ($963,187). For the period in 2017, our financing activities related to proceeds from the sale of common stock of $1,197,999 and proceeds from notes payable of $9,000, offset by repayments on notes payable, related parties of ($13,300).

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

As of September 30, 2018, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2018 to the same extent they were not effective as of December 31, 2017.

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

PART II– OTHER INFORMATION

ITEM 1            Legal Proceedings

William Martin v. WEED, Inc. et al

On January 19, 2018, we were sued in the United States District Court for the District of Arizona (William Martin v. WEED, Inc.., Case No. 4:18-cv-00027-RM) by the listed Plaintiff. We were served with the Verified Complaint on January 26, 2018. The Complaint alleges claims for breach of contract-specific performance, breach of contract-damages, breach of the covenant of good faith and fair dealing, conversion,and injunctive relief. In addition to the Verified Complaint, we were served with an application to show cause for a temporary restraining order. The Verified Complaint alleges we entered into a contract with the Plaintiff on October 1, 2014 for the Plaintiff to perform certain consulting services for the company in exchange for 500,000 shares of our common stock up front and an additional 700,000 shares of common stock to be issued on May 31, 2015. The Plaintiff alleges he completed the requested servicesunder the agreement and received the initial 500,000 shares of common stock, but not the additional 700,000 shares. The request for injunctive relief asks the Court to Order us to issue the Plaintiff 700,000 shares of our common stock, and possibly include them in our previously-filed Registration Statement on Form S-1, or, in the alternative, issue the shares and have them held by the Court pending resolution of the litigation, or, alternatively, sell the shares and deposit the sale proceeds in an account that the Court will control. The hearing on the Temporary Restraining Order occurred on January 29, 2018. On January 30, 2018, the Court issued its ruling denying the application for a Temporary Restraining Order. Currently, there is no further hearing scheduled in this matter.

On February 13, 2018, we filed an Answer to the Verified Complaint and a Counterclaim. In the original Counterclaim we named William Martin as the sole counter-defendant, and alleged, that based upon William Martin’s representations and recommendation, WEED, Inc. hired Michael Ryan as a consultant. We allege that William Martin misrepresented, failed to disclose, and concealed facts from us concerning the relationship between him and Michael Ryan. We are seeking compensatory damages caused by William Martin’s misrepresentation, failure to disclose, and concealment.

On February 15, 2018, we filed a Motion to Dismiss the Verified Complaint. On February 23, 2018, we filed a Motion to Amend Counterclaim to add W. Martin’s wife, Joanna Martin as a counterdefendant. On March 9, 2018, William Martin filed a Motion to Dismiss the Counterclaim. On March 12, 2018, William Martin filed a Motion to Amend the Verified Complaint to, among other things, add claims against Glenn Martin and Nicole and Ryan Breen. On March 27, 2018, the Court granted both William Martin and WEED, Inc.’s Motions to Amend. On March 27, 2018, we filed an Amended Counterclaim adding Joanna Martin. On April 2, 2018, we filed a Motion to Amend our Counterclaim to add a breach of contract claim. On April 10, 2018, we filed an Answer to First Amended Verified Complaint. On April 23, 2018, Glenn Martin and Nicole and Ryan Breen filed their Answer to the First Amended Complaint. On May 31, 2018, the Court issued an Order: (a) granting our Motion to Dismiss thereby dismissing the claims for breach of the covenant of good faith and fair dealing and the claim for conversion, (b) denying William Martin’s Motion to Dismiss the counterclaim as to the claims for fraudulent concealment and fraudulent misrepresentation, but granting the Motion to Dismiss only as to the claim for fraudulent nondisclosure, and (c) granting our Motion to Amend our Counterclaim to add a breach of contract claim. In our breach of contract claim, we allege William Martin breached his Consulting Agreement with us by failing to perform consulting services to us in a professional and timely manner using the highest degree of skill, diligence, and expertise pursuant to the Consulting Agreement. We are seeking an award of compensatory damages caused by the breach of the Consulting Agreement, together with attorney’s fees and costs. On June 1, 2018, William Martin and his wife filed their Answer to the First Amended Counterclaim. On June 1, 2018, William Martin and his wife filed their Answer to the Second Amended Counterclaim.

The parties have conducted discovery and disclosure, including the production by WEED, Inc. of voluminous electronically stored information and the depositions of William, Martin, Glenn E. Martin, Michael Ryan, and Chris Richardson. No other depositions are presently anticipated.

On September 14, 2018, WEED, Inc. filed a Motion for Partial Summary Judgment (MPSJ) seeking the dismissal of all remaining claims in the First Amended Complaint (Counts One, Two, Five, and Six). Plaintiff William Martin has not filed a response to the MPSJ. The Court has not set oral argument on the MPSJ.

No trial date has been set. We deny the Plaintiff’s allegations in the Amended Complaint in their entirety and plan to vigorously defend against this lawsuit.

Travis Nelson v. WEED, Inc.

On February 5, 2018, we were sued in Huerfano County, Colorado District Court (Travis Nelson v. WEED, Inc., et al., Case No. 18CV30003) by the listed Plaintiff. The Verified Complaint alleges claims for breach of fiduciary duty, public policy wrongful discharge, promissory estoppel, and unjust enrichment. The Complaint alleges that Plaintiff was wrongfully terminated by subsidiary Sangre AT, LLC because of alleged “whistleblower activities” on behalf of the Plaintiff. Plaintiff alleges that he was promised an annual salary of $120,000, or $600,000 over the 5-year term of the alleged contract. On March 15, 2018, we filed a Motion to Dismiss Verified Complaint seeking dismissal of all claims. On April 5, 2018, Plaintiff filed a First Amended Complaint in an effort to avoid the issues raised in our Motion to Dismiss. The First Amended Verified Complaint asserts claims for breach of fiduciary duty, public policy wrongful discharge, tortious interference with contractual relations, promissory estoppel, and unjust enrichment. On April 18, 2018, we again filed a Motion to Dismiss Plaintiff’s First Amended Verified Complaint. On July 20, 2018, the Court issued an Order granting, in part, our Motion to Dismiss First Amended Verified Complaint. The Court’s Order permitted Plaintiff’s breach of fiduciary duty/shareholder derivative action to proceed but dismissed all remaining claims related to his alleged improper termination. On August 2, 2018, Plaintiff filed a Motion for Leave to File a Second Amended Complaint. The Court issued an Order on October 1, 2018 granting Plaintiff’s permission to file a Second Amended Complaint, which was then filed on October 22, 2018. The Second Amended Complaint includes the permitted breach of fiduciary duty/shareholder derivative action, and also asserts a claim under Colorado’s Organized Crime Control Act, and a wrongful discharge claim. We have answered the Second Amended Complaint, denying all allegations and alleging that the decision not to offer employment to Nelson was the result of pre-employment background checks which showed an extensive criminal history. The parties will exchange disclosure statements on November 16, 2018. The matter will then move into the discovery phase. We believe that the Plaintiff’s allegations are baseless and plan to vigorously defend against this lawsuit.

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

ITEM 2                  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2018, we issued the following unregistered securities:

Common Stock Sales

During the three months ended September 30, 2018, we sold an aggregate of 1,500,000 shares of our common stock to two unrelated investors for an aggregate of $1,600,000, with 1,100,000 of the shares sold at $1.00 per share and the other 400,000 shares sold at $1.25 per share. The issuances were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make this determination we relied on the representations of the purchaser contained in the securities purchase agreements signed by the purchasers, which indicated the purchasers were knowledgeable about our management and our operations, were sophisticated investors, and understood the purchase was part of a private placement.

Common Stock Issued to Consultants

During the three months ended September 30, 2018, we agreed to issue an aggregate of 250,000 shares of our common stock to unrelated consultants for services rendered. The shares were valued at an average of $3.62 per share. The issuances were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make that determination we relied on the representations of the purchasers contained in the consulting agreements signed by the purchasers and the fact the consultant did work for the company and was familiar with the company, its operations and its management.

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

In October 2018, we closed on the acquisition of a 6,000 sq. foot home in La Veta, Colorado for a total purchase price of $1,055,000. The majority of the purchase price was paid by us during the quarter ended September 30, 2018, with the final tranche of the purchase price paid on or around October 10, 2018. This house will be used to house employees of Sangre and WEED, Inc. that are working on the genomic study, and will also be used as the headquarters of WEED, Inc.

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

WEED, Inc.

Dated: November 19, 2018		/s/ Glenn E. Martin
	By:	Glenn E. Martin
	Its:	President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer) (Principal Financial Officer)