Form 10-K
period 2018-12-31
WEED, INC.
filed 2019-04-16
CIK 1393772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Registrant’s telephone number, including area code (520) 818-8582

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☐

Aggregate market value of the voting stock held by non-affiliates: $101,344,700 as based on last reported sales price of such stock on June 30, 2018. The voting stock held by non-affiliates on that date consisted of 22,774,090 shares of common stock the closing stock price was $4.45.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 5, 2019 there were 106,410,685 shares of common stock, $0.001 par value, issued and outstanding.

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

WEED, Inc.

PART I

Explanatory Note

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

ITEM 1 – BUSINESS

Corporate History

We were originally incorporated under the name Plae, Inc., in the State of Arizona on August 20, 1999. At the time we operated under the name Plae, Inc., no business was conducted. No books or records were maintained and no meetings were held. In essence, nothing was done after incorporation until Glenn E. Martin took possession of Plae, Inc. in January 2005. On February 18, 2005, the corporate name was changed to King Mines, Inc. and then subsequently changed to its current name, United Mines, Inc., on March 30, 2005. No shares were issued until the Company became United Mines, Inc. From 2005 until 2015, we were an exploration stage mineral exploration company that owned a number of unpatented BLM mining claims and Arizona State Land Department exploration leases.

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

These changes were effected in order to make our corporate name and ticker symbol better align with our short-term and long-term business focus, which in the short-term is to conduct a Cannabis Genomic Study over the next 5 years, process those results, and in the long-term to be an international cannabis research and product development company, with a globally-recognized brand focusing on building and purchasing labs, land and building commercial grade “Cultivation Centers” to consult, assist, manage & lease to universities, state governments, licensed dispensary owners and worldwide organic grow operators on a contract basis, with a concentration on the legal and medical Cannabis sector. These operations are being conducted through our primary wholly-owned subsidiary, Sangre AT, LLC, a Colorado limited liability company (“Sangre”). Our long-term plan is to become a True “Seed-to-Sale” global holding company providing infrastructure, financial solutions, product development and real estate options in this new emerging market. Our long term plans may also include acquisitions of synergistic businesses, such as distilleries to make infused beverages and/or super oxygenated water with CBD and THC.

ITEM 1 – BUSINESS (CONTINUED)

As of December 31, 2018, in addition to Sangre, we had two other wholly-owned subsidiaries, namely WEED Australia Ltd., an Australian corporation, and WEED Israel Cannabis Ltd., an Israeli corporation. WEED Australia is registered as an unlisted public company in Australia. Both subsidiaries were formed to address future anticipated global demand and to take advantage of countries that have more developed laws related to cannabis.

Our corporate offices are located at 4920 N. Post Trail, Tucson, AZ 85750, telephone number (520) 818-8582.

Business Overview

General

We are an early stage holding company currently focused on the development and application of cannabis-derived compounds for the treatment of human disease. Our wholly-owned subsidiary, Sangre, has begun a planned five-year Cannabis Genomic Study, to complete a genetic blueprint of the Cannabis plant genus, by creating a global genomic classification of the entire plant. By targeting cannabis-derived molecules that stimulate the endocannabinoid system, Sangre’s research team plans to develop scientifically-valid and evidence-based cannabis strains for the production of disease-specific medicines. The goal of the research is to identify, collect, patent, and archive a collection of highly-active medicinal strains. We plan to conduct this study only in states where cannabis has been legalized for medicinal purposes.

Using annotated genomic data and newly generated phenotypic data, Sangre plans to identify and isolate regions of the plant genome which are related to growth, synthesis of desired molecules, and drought and pest resistance. This complex data set would then be utilized in a breeding program to generate and establish new hybrid cultivars which exemplify the traits that are desired by the medical and patient community. This breeding program would produce new seed stocks and clones, which we plan on patenting. If successful this intellectual property should generate immense value for the Company. After developing a comprehensive understanding of the annotated genome of a variety of cannabis strains, and obtaining intellectual property protection over the most promising strains, we plan to move forward either independently or with strategic partners to develop medicinal products for the treatment of a multitude of human diseases.
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

Our long-term plan is to become a true “Seed-to-Sale” global holding company providing infrastructure, financial solutions, product development, and real estate options in this new emerging market. Our long term growth may also come from the acquisition of synergistic businesses, such as distilleries, to make anything from infused beverages to super oxygenated water with CBD and THC. Currently, WEED, Inc. has formed WEED Australia Ltd., registered as an unlisted public company in Australia to address this global demand. We have also formed WEED Israel Cannabis Ltd., an Israeli corporation, to address future global demand, and in March 2019, WEED Israel Cannabis Ltd. was involved in the transaction with Yissum discussed herein. In 2018, we formed a non-profit company in Australia called Cannabis Institute of Australia Limited. To date this company has been dormant.

As of December 31, 2018, the original Sangre’s research team is no longer with the Company, and the new research team consists of individuals who reside throughout the country. The property manager is the only individual who is currently located at the site in La Veta.

ITEM 1 – BUSINESS (CONTINUED)

Our website is www.WEEDincUSA.com.

Cannabis Genomic Study

After more than 40 years of illicit, underground breeding programs, the genetic integrity of Cannabis has been significantly degraded.  Our subsidiary, Sangre AT, LLC (“Sangre”) plans to use a gene-based breeding program to root out inferior cultivars and replace them with fully-validated and patentable cultivars which produce consistent plant products for the medicinal markets. We believe our unique gene-based breeding program will improve cultivars and introduce integrity, stability, and quality to the market in the following ways:

● Accelerated and optimized growth rates; modern genomic resources will enhance traditional breeding methods

● Generation of new cultivars, accelerating and perfecting the art of selective breeding

● Provide the ability to assay for specific genes within the crop, which is critical to strain tracking and market quality assurance

● Improve disease and drought resistance

We believe our gene-based breeding program will facilitate and accelerate:

● Improved therapeutic properties

● New therapies for migraines/chronic pain, epilepsy, cancer, PTSD, chronic head injury, and others

● Enhanced opportunities for new drug discovery through collaborations with national medical research and treatment centers and Bio-pharma companies

● Development and protection of intellectual property

The Research Plan

In order to achieve the desired results outlined above, Sangre has developed a research plan entitled the “Cannabis Genomic Study.” The goal of the study is to complete a global genomic classification of the Cannabis plant genus. Once the classification is complete, the research team plans to develop new cannabis strains that show the highest likelihood of being successful in the treatment of a variety of human diseases, test those strains and then work to produce those strains in a medicinal form for the treatment of disease. The research plan will be conducted using the following steps: Extraction, Purification, Sequencing. Annotation, and Cloning (micro-propagation).

Extraction: The extraction of genomic DNA from cannabis is a complex process of cell lysis and DNA recovery. Sangre has evaluated, updated, and validated new methods for DNA recovery.

Purification: Using next generation purification chemistries, the DNA is cleaned and concentrated for downstream applications.

Sequencing: The Cannabis DNA is sequenced using both the Illumina MiSeq and MinIon instruments.

Annotation: The genomic data is assembled and annotated using proprietary bioinformatic systems and the data provided to the Sangre AgroTech genetic breeders and cellular cloners.

Cloning: Through this process, new, high-value cannabis strains are developed.

ITEM 1 – BUSINESS (CONTINUED)

The objectives of the research plan are as follows:

Technical Objective 1: Using two next generation sequencing platforms and proprietary bioinformatics programs, we will sequence five cultivars of Cannabis, and generate fully annotated genomic data.

Technical Objective 2: Using the selected cultivars, backcross and forward hybridization studies will be performed to produce a new generation of stock. The progeny of these crosses will be grown, genetically finger-printed, and introduced to the market under patent protection. Up-selection and cultivation of cultivars for quality assurance.

Technical Objective 3: Genotypic and phenotypic measurements of the offspring will be performed using Next Generation Sequence Analysis, Genotyping, and Phenotyping analysis. Product focus groups will evaluate new cultivars. Patent protection will be initiated for new cultivars which meet product development criteria.

Technical Objective 4: Utilize gene-driven breeding of up-selected cultivars to initiate the generation of “designer” cultivars for clinical research.

Technical Objective 5: Market placement of selected, genetically enhanced cultivars for the medicinal and bio-pharma markets.

Where We Are in the Research Plan

As noted above, phase one of our planned five year “Cannabis Genomic Study” is “extraction”. On April 20, 2017, Sangre initiated the genomic study by extracting DNA from seven cannabis strains in Tucson, Arizona. Sangre followed the initial extraction with a second round of extractions in July 2017. The extracted DNA is currently being sequenced by the Sangre team using a binary sequencing approach based on the use of two distinct sequencing technologies and a proprietary bioinformatics database. Following the generation of genomic data, the sequences will be annotated (compared) against over 300,000 plant genes to elucidate specific de novo pathways responsible for the synthesis of specific compounds and classes of compounds.

As noted herein, on July 26, 2017, we acquired property located in La Veta, Colorado in order for Sangre to complete its 5-Year, $15+ million Cannabis Genomic Study. The acquisition of this property was not essential for the Sangre team to begin the extraction and sequencing phases, however, once completed, the property will allow Sangre to expand the genomic study. The facility is currently under re-design and renovation to convert the existing structures into a world-class genetics research center. Additionally, under the genome project directives, additional strains are slated for sequencing and annotation as part of the overall expansion of this research project. An integral part of this expansion is the acquisition of additional DNA extraction, amplification, and sequencing technologies. The expansion also includes the installation of high-level IT networks for data acquisition, analysis, and storage. The La Veta property, when completed will allow us to expand the scope of the study, as well as, complete the future steps in the study. Once completed, the La Veta facility will also contain laboratories for cellular cloning, in vitro protoplast fusions, and plant developmental studies.

Competitive Advantages

Sangre’s research and development team works with next generation sequencing (NGS) and emerging third generation instruments, and has developed the most advanced proprietary bioinformatics data systems available. Sangre uses a unique two sequencing approach. One system provides DNA reads of up to 300,000 base pair reads and an NGS system which provides highly accurate short reads. This allows the genomic data to be assembled in a scaffold construct; the long reads forming the scaffold and the short reads providing highly accurate verification and quality assurance of the genomic data. This approach, together with the bioinformatics program, facilitates a highly accurate construct of the Cannabis genome which can be annotated and facilitate gene discovery and gene location. Sangre combination of personnel, skill-sets, and data analytics capabilities will allow us to accomplish our goals in months, rather than years.

ITEM 1 – BUSINESS (CONTINUED)

Using annotated genomic data and newly generated phenotypic data, we plan to identify and isolate regions of the genome which are related to growth, synthesis of desired molecules, and environmental compatibility. This complex data set will be utilized in a breeding program to generate and establish new hybrid cultivars which exemplify the traits that are desired by the medical community. This breeding program will produce new seed stocks, clones, cultivars, and intellectual property which will generate value for the business organization.

Sangre will develop a translational breeding program to establish a new collection of Cannabis cultivars for the national market. Using genetic screening technology and micro-propagation, cultivars can be up-selected for specific traits and grown to address the needs of consumers in the medicinal and drug discovery markets. The combination of next generation genomics, selective hybridization, and In Vitro cloning provide us with the tools to enhance new cultivars of patentable Cannabis.

Marketing

We have not developed a marketing plan and do not intend to until we are in the latter stages of the Cannabis Genomic Study and believe we have strains that are marketable for the treatment of disease. At that time we plan to develop a marketing plan for our newly-developed strains of Cannabis. We believe that if we are successful in developing strains of Cannabis that effectively treat human diseases then the market for our products will be a vibrant market.

Manufacturing

We are not currently manufacturing any products and do not intend to do so until we are in the latter stages of the Cannabis Genomic Study and believe we have strains that are marketable for the treatment of disease such that we could begin the manufacturing of such products, either in-house or through relationships with third party companies. We do not currently have any relationships with third party companies for the manufacturing of any products.

Competition

The cannabis industry, taken as a whole, is an emerging industry with many new entrants, with some of them focused on research, some on medicinal cannabis and others focused on cannabis for legal, adult use, i.e. “recreational” use. We are focused solely on the research and medicinal cannabis part of the industry. Additionally, many cannabis companies are international companies due to the restrictions on the cannabis industry in the U.S.

At this point in our development, we believe our competitors are those companies that are attempting study and sequence cannabis DNA with the goal of creating medicines from that research. We do not view ourselves in competition with those companies currently growing and/or selling cannabis for medicinal or recreational use since we are a research company. We are aware of companies that supply synthetic cannabinoids and cannabis extracts to researchers for pre-clinical and clinical investigation. We are also aware of various companies that cultivate cannabis plants with a view to supplying herbal cannabis or non-pharmaceutical cannabis-based formulations to patients. These activities have not been approved by the FDA.

ITEM 1 – BUSINESS (CONTINUED)

We have never endorsed or supported the idea of distributing or legalizing crude herbal cannabis, or preparations derived from crude herbal cannabis for medical use and do not believe our research to hopefully create prescription cannabinoids are the same, and therefore competitive, with crude herbal cannabis. We believe that only a cannabinoid medication, one that is standardized in composition, formulation and dose, administered by means of an appropriate delivery system, and tested in properly controlled pre-clinical and clinical studies, can meet the standards of regulatory authorities around the world, including those of the FDA. We believe that any cannabinoid medication must be subjected to, and satisfy, such rigorous scrutiny through proper accredited education and federal regulations.

As Cannabis has moved through the legalization process in North America, research groups in Canada and the Unites States have initiated work on understanding the Cannabis genome.

The methods of competition for companies in the cannabis research market segment revolve around a variety of factors, including, but not limited to, experience of the company’s research team, the facilities used by the company to conduct research, the instrumentation used to sequence DNA, the company’s internal research protocols, and the company’s relationship with those in the scientific community.

Applying those competitive factors to WEED, Inc.: our research team averages over 15 years of experience (including peer-reviewed publications and conference presentations), we have dedicated over 14,000 square feet of research space to the resolution of cannabis genomics and the development of new strains, our instrumentation is designed to sequence large pieces of DNA (>25,000 bp - 10 times larger than our typical competitors), and we use custom bioinformatics (DNA sequence analysis software) not available to any other competitor in the industry. We believe these factors, along with our strong relationships in the industry and our unique validation protocols, will allow us to measure up favorably when compared to our competition.

Next Generation Sequencing

Next-generation sequencing (NGS), introduced nearly ten years ago, is the catch-all term used to describe several sequencing technologies including:

● Illumina (Solexa) sequencing

● Roche 454 sequencing

● Ion torrent: Proton / PGM sequencing

● SOLiD sequencing

These recent sequencing technologies allow scientists to sequence DNA and RNA much more quickly and cheaply than the previously used Sanger sequencing, and as such, have greatly expanded the study of genomics and molecular biology. Numerous laboratories within the Cannabis community are currently employing this technology.

Colorado State University – Boulder

To the best of our knowledge, Colorado State University – Boulder is conducting a Cannabis Genomic Research Initiative, which is currently seeking to describe the Cannabis genome. The data generated through this effort is provided through the public domain to growers in an effort to stimulate the production of new, high-value stains of Cannabis.

Anandia Labs

Anandia Labs is conducting work in the area of Cannabis genomics based on sequence work which was completed in 2011. The sequencing work conducted was based on “next generation sequencing” technology and resulted in the generation of tens-of-thousands of DNA segments that have yet to be completely and correctly reassembled. Much of the sequence data that was generated through their sequencing efforts has been placed into the public domain and shared with other laboratories. In some instances, the data has been found to be less than accurate.

ITEM 1 – BUSINESS (CONTINUED)

Phylos Biosciences

Phylos Biosciences is currently using DNA-based genetic fingerprinting to establish relationships between strains and to assist in the development of phenotypic databases to accelerate traditional breeding programs. Phylos Biosciences has a primary goal of bringing clarity to the Cannabis market and promote the generation of IP held by individual growers. To the best of our knowledge, Phylos Biosciences is not engaged in whole genome sequencing and is not engaged in any genetic enhancements of the Cannabis strains. They simply supply genetic data to their customer base to more effectively drive the traditional breeding process.

New West Genetics

New West Genetics aims to improve and develop industrial hemp as a viable crop for the United States. New West Genetics seeks to exploit the diverse end uses of hemp and optimize the genetics of hemp to create a lucrative crop to add to the rotation of US farmers. Industrial hemp’s uses and potential are as great as many major crops, if not more. We believe NWG is utilizing modern sequencing technology and statistical genomics approaches to understand these factors as they apply to hemp production in states where it is legal to grow. Understanding the genotype to phenotype map will be increasingly useful for expanding production of hemp.

While we do not believe any of the above companies or universities are direct competitors of ours based on what we believe about their work in the industry, they could be competitors for research funding dollars. We are not aware of the financial situation of many of the above companies and universities, but we will need to raise substantial additional capital in order to fully-fund the five year genomic study and the facilities to complete the study. Most of the above companies and universities are likely better financed than we are and we will need to raise substantial funds in order to compete in the cannabis research industry.

Intellectual Property

On March 1, 2019, we entered into an Exclusive License and Assignment Agreement (the “Technology Agreement”) with Yissum Research Development Company of the Hebrew University of Jerusalam, Ltd., an entity organized in Israel (“Yissum”). Under the terms of the Technology Agreement, Yissum agreed to grant an exclusive license, and eventually assign, to us certain platform technologies relating to different formulations for administration and delivery of lipophilic compositions, (including cannabinoids) (collectively, the “Technology”) invented and/or developed by Prof. Elka Touitou at The Hebrew University of Jerusalem, which technologies are more fully described in the patent applications and/or patents listed in Appendix A to the Technology Agreement.

Under the Agreement, in exchange for an exclusive license to use the Existing Technologies, we will pay Yissum a total of USD$1,000,000 as follows: (i) $100,000 within three (3) business days of signing the Technology Agreement (which amount has been paid), (ii) $400,000 on or before May 1, 2019, and (iii) $500,000 on or before December 31, 2019 (together, the “License Payments”). The grant of the exclusive license and the transfer to us of the responsibility for the administration and control of patent activities and patent expenses related to the Existing Technologies occurs after the USD$400,000 payment due May 1, 2019.

The intent of the parties is that we will have the exclusive license until such time as the Existing Technologies are assigned to WEED, Inc.. In order to receive the assignments and own the five (5) patents and the Technologies, in addition to the License Payments we must pay Yissum a total of USD$1,000,000, with $300,000 due on or before June 1, 2020 and $700,000 on or before September 1, 2020. Additionally, we will owe Yissum an additional USD$1,500,000 upon the earlier of the following events: (i) the first commercial sale of a pharmaceutical product based on the Technology, or (ii) the later of: (a) the first commercial sale of any product based on the Technology, and (b) when we receive an aggregate of USD$1,500,000 in gross revenue from all sales of products based on the Technology.

ITEM 1 – BUSINESS (CONTINUED)

The description of the Technology Agreement set forth in this report is qualified in its entirety by reference to the full text of that document, which is attached as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on March 7, 2019 and is incorporated herein by reference.

Additionally, we consider certain elements of our Cannabis Genomic Study to be trade secrets and we protect it as our intellectual property. In the future, if we are successful in identifying certain Cannabis strains as promising for the treatment of diseases we will seek to patent those strains.

Government Regulation

As of the end of February 2017, 28 states and the District of Columbia allow its citizens to use medical marijuana. Voters in the states of Colorado, Washington, Alaska, Oregon and the District of Columbia have approved ballot measures to legalize cannabis for adult use. The state laws are in conflict with the Federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The prior administration (President Obama) effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, the Trump administration has indicated the potential for stricter enforcement of the marijuana industry at the federal level, but to date there has been very little in terms of action. There is no guarantee that the Trump administration or future administrations will maintain the low-priority enforcement of federal laws in the marijuana industry that was adopted by the Obama administration. The Trump administration or any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to our business and our shareholders.

Further, and while we do not intend to harvest, distribute or sell cannabis, if we conduct research with the cannabis plant or lease buildings to growers of marijuana, etc., we could be deemed to be participating in marijuana cultivation, which remains illegal under federal law, and exposes us to potential criminal liability, with the additional risk that our properties could be subject to civil forfeiture proceedings.

Currently, there are no approvals needed in order to sequence the cannabis genome, which is what is currently being conducted by Sangre. However, prior to doing any research into the medical applications of the cannabis plant once the study is completed, we will need to obtain medicinal cannabis and hemp research licenses from the State of Colorado. Additionally, if we ever cultivate and process cannabis plants, we will need cultivation and processing licenses from the State of Colorado, which covers cannabis and hemp. These licenses will cost approximately $1,000 to $5,000 per license, and likely take approximately six months to obtain.

Sangre Agreement

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

Employees

As of December 31, 2018, we employed two people on a full time basis, namely Glenn E. Martin and Nicole M. Breen. We also contract with John Irvin, Thomas Perry, Andrew Defries, Jerrell Shaw, and Tom Pool on a full-time basis who work with Sangre. As of December 31, 2018, WEED Israel Cannabis Ltd. had one consultant. As of December 31, 2018, WEED Australia Ltd. had two consultants.

ITEM 1 – BUSINESS (CONTINUED)

Le Veta, Colorado Properties

On July 26, 2017, we acquired property located in La Veta, Colorado in order for Sangre to complete its 5-Year, $15+ million Cannabis Genomic Study. The site includes a 10,000+ sq. ft. building that will house Sangre’s genomic research facility, a 4,000+ square foot building for plant product analytics and plant product extraction, a 3,500 sq. ft. corporate office center, and 25 RV slots with full water and electric, which we plan to convert into a series of small research pods. Under the terms of the purchase agreement, we paid $525,000 down, including 25,000 shares of our common stock, and Sangre took immediate possession of the property. Under the terms of the purchase we were obligated to pay an additional $400,000 in cash and issue an additional 75,000 shares of our common stock over the next two years in order to pay the entire purchase price. On January 12, 2018, we entered into an Amendment No. 1 to the $475,000 principal amount promissory note issued by us to the seller of the property, under which both parties agreed to amend the purchase and the promissory note to allow us to payoff the note in full if we paid $100,000 in cash on or before January 15, 2018 and issued the seller 125,000 shares of common stock, restricted in accordance with Rule 144, on before January 20, 2018. Through an escrow process, we paid the seller $100,000 in cash and issued him 125,000 shares of common stock in accordance with the Amendment No. 1, in exchange for a full release of the deed of trust that was securing the promissory note, on January 17, 2018. As a result, the $475,000 principal promissory note issued to the seller is deemed paid-in-full and fully satisfied and we own the property without encumbrances. To date we have spent $354,000 renovating the property and an additional $400,000 on extraction and analytical lab equipment. We plan to complete the property renovations by Q3 of 2019, at an estimated cost of $300,000. We will need additional extraction equipment and analytical lab equipment, totaling approximately $700,000. We will need to raise additional funds in order to complete the planned renovations and pay the purchase price for the equipment.

On January 3, 2018, Sangre closed on the purchase of a condominium in La Veta, Colorado. Sangre paid $140,000 in cash for the condominium which is a three story condominium, with three bedrooms and three bathrooms and is approximately 1,854 square feet. In February 2018, we closed on the purchase of property, consisting of a home in La Veta, Colorado to house company personnel and consultants for total consideration approximating $1,200,000. The home has 5 bedrooms and 3 bathrooms. Under the terms of the purchase agreement, we paid $150,000 down, entered into a note payable in the amount of approximately $1,041,000. We secured a below-market interest rate of 1.81% based on the short-term nature of the term. This note was repaid on October 5, 2018. Sangre took immediate possession of the property. We acquired these properties for the purpose of housing personnel we believe are vital to the 5-year Cannabis Genomic Study. La Veta, Colorado is a small town without many rentals, so it became necessary to find more permanent housing in La Veta, Colorado for those that will be working with Sangre on the study.

New York Property

On October 24, 2017, we entered into an amended Purchase and Sale Agreement with Greg DiPaolo’s Pro Am Golf, LLC (“DiPaolo”), under which we agreed to purchase certain improved property located in Westfield, New York from DiPaolo for a total purchase price of Eight Hundred Thousand Dollars ($800,000). Under the terms of the agreement, we paid a Ten Thousand Dollar ($10,000) deposit on October 26, 2017, with the remaining purchase price to be paid on or before the date closing date, which was originally scheduled for February 1, 2018. On February 19, 2018, we entered into a Second Addendum to the Purchase and Sale Agreement extending the closing date to May 1, 2018 in exchange for payment of $8,750. On May 1, 2018, we entered into a Fourth Addendum and a Fifth Addendum to agreement amending the “Closing Date” under the Agreement to August 1, 2018, in exchange for our payment of $50,000 as a non-refundable deposit to be applied against the purchase price when the property sale is completed and $10,000 for maintenance, tree removal and other grounds keeping in order to prepare the golf course for the 2018 season. The property is approximately 43 acres and has unlimited water extraction rights from the State of New York. We plan to use this property as our inroads to the New York hemp and infused beverage markets in the future. There are no current plans or budget to proceed with operations in New York, and there will not be until proper funding is secured after acquiring this property. The acquisition of this property has been delayed by extensions granted to certain parties by the Bankruptcy Court, which is governing the disposition of this property. Currently, there will be an open bid for the property, and there is no guarantee the Company will win the bid or ever complete the acquisition. As a result, the $110,000 non-refundable deposit was recorded as a loss on deposit at the end of December 31, 2018.

ITEM 1 – BUSINESS (CONTINUED)

Employees

As of December 31, 2018, we employed two people on a full time basis, namely Glenn E. Martin and Nicole M. Breen. We also contract with John Irvin, Thomas Perry, Andrew Defries, Jerrell Shaw, and Tom Pool on a full-time basis who work with Sangre. As of December 31, 2018, WEED Israel Cannabis Ltd. had one consultant. As of December 31, 2018, WEED Australia Ltd. had two consultants.

Available Information

We are a fully reporting issuer, subject to the Securities Exchange Act of 1934. Our Quarterly Reports, Annual Reports, and other filings can be obtained from the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. You may also obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov.

ITEM 1A. – RISK FACTORS.

As a smaller reporting company we are not required to provide a statement of risk factors. However, we believe this information may be valuable to our shareholders for this filing. We reserve the right to not provide risk factors in our future filings. Our primary risk factors and other considerations include:

We have a limited operating history and historical financial information upon which you may evaluate our performance.

You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages of development. We may not successfully address these risks and uncertainties or successfully complete our studies and/or implement our existing and new products. If we fail to do so, it could materially harm our business and impair the value of our common stock. Even if we accomplish these objectives, we may not generate the positive cash flows or profits we anticipate in the future. We were incorporated in the State of Arizona on August 20, 1999. From 2005 until 2015, we were an exploration stage mineral exploration company that owned a number of unpatented mining claims and Arizona State Land Department claims. On November 26, 2014, our Board of Directors approved the redomestication of our company from Arizona to Nevada and we shifted our business focus to a company concentrating on the development and application of cannabis-derived compounds for the treatment of human disease. Although our subsidiary, Sangre, has begun its planned five-year Cannabis Genomic Study to complete a global genomic classification of the Cannabis plant genus the completion of the study is likely years away. Unanticipated problems, expenses and delays are frequently encountered in establishing a new business, conducting research, and developing new products. These include, but are not limited to, inadequate funding, unforeseen research issues, lack of consumer acceptance, competition, product development, and inadequate sales and marketing. The failure by us to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail operations. No assurance can be given that we can or will ever operate profitably.

We may not be able to meet our future capital needs.

To date, we have not generated any revenue and we have limited cash liquidity and capital resources. Our future capital requirements will depend on many factors, including the progress and results of our Cannabis Genomic Study, our ability to develop products, cash flow from operations, and competing market developments. We anticipate the Cannabis Genomic Study will cost approximately $15,000,000 to complete. We will need additional capital in the near future. Any equity financings will result in dilution to our then-existing stockholders. Although we currently do not have any debt financing, any sources of debt financing in the future may result in a high interest expense. Any financing, if available, may be on unfavorable terms. If adequate funds are not obtained, we will be required to reduce or curtail operations.

If we cannot obtain additional funding, our research and development efforts may be reduced or discontinued and we may not be able to continue operations.

We have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future. Unless and until we are able to generate revenues, we expect such losses to continue for the foreseeable future. As discussed in our financial statements, there exists substantial doubt regarding our ability to continue as a going concern.

Research and development efforts are highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

ITEM 1A. – RISK FACTORS (CONTINUED)

In addition, we may also raise additional capital through additional equity offerings, and licensing our research and/or future products in development. While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that we will be successful in licensing our future products. Based on our current projections, we believe we have insufficient cash on hand to meet our obligations as they become due based on current assumptions. The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

Any disruption and/or instability in economic conditions and capital markets could adversely affect our ability to access the capital markets, and thus adversely affect our business and liquidity.

Economic conditions and issues with the financial markets have had, and will continue to have, a negative impact on our ability to access the capital markets, and thus have a negative impact on our business and liquidity. The shortage of liquidity and credit combined with the substantial losses in worldwide equity markets could lead to an extended worldwide recession. We may face significant challenges if conditions in the capital markets do not improve. Our ability to access the capital markets has been and continues to be severely restricted at a time when we need to access such markets, which could have a negative impact on our business plans. Even if we are able to raise capital, it may not be at a price or on terms that are favorable to us. We cannot predict the occurrence of future disruptions or how long the current conditions may continue.

Our proposed business is dependent on laws pertaining to the cannabis industry.

Continued development of the cannabis industry is dependent upon continued legislative authorization of marijuana at the state level. Any number of factors could slow or halt progress in this area. Further, progress for the industry, while encouraging, is not assured. While there may be ample public support for legislative action, numerous factors impact the legislative process. Any one of these factors could slow or halt use of marijuana, which would negatively impact our business.

As of the end of February 2017, 28 states and the District of Columbia allow its citizens to use medical marijuana. Voters in the states of Colorado, Washington, Alaska, Oregon and the District of Columbia have approved ballot measures to legalize cannabis for adult use. The state laws are in conflict with the Federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The prior administration (President Obama) effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, the Trump administration has indicated the potential for stricter enforcement of the marijuana industry at the federal level, but to date there has been very little in terms of action. There is no guarantee that the Trump administration or future administrations will maintain the low-priority enforcement of federal laws in the marijuana industry that was adopted by the Obama administration. The Trump administration or any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to our business and our shareholders.

Further, and while we do not intend to harvest, distribute or sell cannabis, if we conduct research with the cannabis plant or lease buildings to growers of cannabis, etc., we could be deemed to be participating in marijuana cultivation, which remains illegal under federal law, and exposes us to potential criminal liability, with the additional risk that our properties could be subject to civil forfeiture proceedings.

The cannabis industry faces strong opposition.

It is believed by many that large well-funded businesses may have a strong economic opposition to the cannabis industry. We believe that the pharmaceutical industry clearly does not want to cede control of any product that could generate significant revenue. For example, medical cannabis will likely adversely impact the existing market for the current “marijuana pill” sold by mainstream pharmaceutical companies. Further, the medical cannabis industry could face a material threat from the pharmaceutical industry, should cannabis displace other drugs or encroach upon the pharmaceutical industry’s products. The pharmaceutical industry is well funded with a strong and experienced lobby that eclipses the funding of the medical cannabis movement. Any inroads the pharmaceutical industry could make in halting or impeding the cannabis industry could have a detrimental impact on our proposed business.

ITEM 1A. – RISK FACTORS (CONTINUED)

Cannabis remains illegal under Federal law.

Cannabis is a schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of cannabis has been legalized, its production and use remains a violation of federal law. Since federal law criminalizing the use of cannabis preempts state laws that legalize its use, strict enforcement of federal law regarding marijuana would likely result in our inability to proceed with our business plan.

Laws and regulations affecting the medical cannabis industry are constantly changing, which could detrimentally affect our proposed operations.

Local, state and federal medical cannabis laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to our proposed business. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

If we are unable to recruit and retain qualified personnel, our business could be harmed.

Our growth and success highly depend on qualified personnel. Competition in the industry could cause us difficulty in recruiting or retaining a sufficient number of qualified technical personnel, which could harm our ability to develop new products. Also, the fact cannabis remains illegal at the federal level may dissuade qualified personnel from working in the cannabis industry, thus limiting the pool of qualified individuals to run our business. If we are unable to attract and retain necessary key talents, it would harm our ability to develop competitive product and retain good customers and could adversely affect our business and operating results.

We may be unable to adequately protect our proprietary rights.

Our ability to compete partly depends on the superiority, uniqueness and value of our intellectual property. To protect our proprietary rights, we will rely on a combination of patent, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. Despite these efforts, any of the following occurrences may reduce the value of our intellectual property:

● Our applications for patents relating to our business may not be granted and, if granted, may be challenged or invalidated;
● Issued patents may not provide us with any competitive advantages;
● Our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology;
● Our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we develop;
● Another party may obtain a blocking patent and we would need to either obtain a license or design around the patent in order to continue to offer the contested feature or service in our products; or
● The fact cannabis is illegal at the federal level may impact our ability to secure patents from the United States Patent and Trademark Office, and other intellectual property protections may not be available to us.

ITEM 1A. – RISK FACTORS (CONTINUED)

We may become involved in lawsuits to protect or enforce our patents that would be expensive and time consuming.

In order to protect or enforce our patent rights, we may initiate patent litigation against third parties. In addition, we may become subject to interference or opposition proceedings conducted in patent and trademark offices to determine the priority and patentability of inventions. The defense of intellectual property rights, including patent rights through lawsuits, interference or opposition proceedings, and other legal and administrative proceedings, would be costly and divert our technical and management personnel from their normal responsibilities. An adverse determination of any litigation or defense proceedings could put our pending patent applications at risk of not being issued.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. For example, during the course of this kind of litigation, confidential information may be inadvertently disclosed in the form of documents or testimony in connection with discovery requests, depositions or trial testimony. This disclosure could have a material adverse effect on our business and our financial results.

We are currently involved in litigation and may be involved in additional litigation at some in the future.

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.

Because we are subject to the “penny stock” rules, the level of trading activity in our stock may be reduced.

Our common stock is traded on the OTC Markets’ “OTCQB” tier. Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

ITEM 1B – UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we have not received written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 within the last 180 days before the end of our last fiscal year.

ITEM 2 – PROPERTIES

Le Veta, Colorado Properties

On July 26, 2017, we acquired property located in La Veta, Colorado in order for Sangre to complete its 5-Year, $15+ million Cannabis Genomic Study. The site includes a 10,000+ sq. ft. building that will house Sangre’s genomic research facility, a 4,000+ square foot building for plant product analytics and plant product extraction, a 3,500 sq. ft. corporate office center, and 25 RV slots with full water and electric, which we plan to convert into a series of small research pods. Under the terms of the purchase agreement, we paid $525,000 down, including 25,000 shares of our common stock, and Sangre took immediate possession of the property. Under the terms of the purchase we were obligated to pay an additional $400,000 in cash and issue an additional 75,000 shares of our common stock over the next two years in order to pay the entire purchase price. On January 12, 2018, we entered into an Amendment No. 1 to the $475,000 principal amount promissory note issued by us to the seller of the property, under which both parties agreed to amend the purchase and the promissory note to allow us to payoff the note in full if we paid $100,000 in cash on or before January 15, 2018 and issued the seller 125,000 shares of common stock, restricted in accordance with Rule 144, on before January 20, 2018. Through an escrow process, we paid the seller $100,000 in cash and issued him 125,000 shares of common stock in accordance with the Amendment No. 1, in exchange for a full release of the deed of trust that was securing the promissory note, on January 17, 2018. As a result, the $475,000 principal promissory note issued to the seller is deemed paid-in-full and fully satisfied and we own the property without encumbrances. To date we have spent $354,000 renovating the property and an additional $400,000 on extraction and analytical lab equipment. We plan to complete the property renovations by Q3 of 2019, at an estimated cost of $300,000. We will need additional extraction equipment and analytical lab equipment, totaling approximately $700,000. We will need to raise additional funds in order to complete the planned renovations and pay the purchase price for the equipment.

On January 3, 2018, Sangre closed on the purchase of a condominium in La Veta, Colorado. Sangre paid $140,000 in cash for the condominium which is a three story condominium, with three bedrooms and three bathrooms and is approximately 1,854 square feet. In February 2018, we closed on the purchase of property, consisting of a home in La Veta, Colorado to house company personnel and consultants for total consideration approximating $1,200,000. The home has 5 bedrooms and 3 bathrooms. Under the terms of the purchase agreement, we paid $150,000 down, entered into a note payable in the amount of approximately $1,041,000. We secured a below-market interest rate of 1.81% based on the short-term nature of the term (due on August 15, 2018). Sangre took immediate possession of the property. We acquired these properties for the purpose of housing personnel we believe are vital to the 5-year Cannabis Genomic Study. La Veta, Colorado is a small town without many rentals, so it became necessary to find more permanent housing in La Veta, Colorado for those that will be working with Sangre on the study.

ITEM 2 – PROPERTIES (CONTINUED)

New York Property

On October 24, 2017, we entered into an amended Purchase and Sale Agreement with Greg DiPaolo’s Pro Am Golf, LLC (“DiPaolo”), under which we agreed to purchase certain improved property located in Westfield, New York from DiPaolo for a total purchase price of Eight Hundred Thousand Dollars ($800,000). Under the terms of the agreement, we paid a Ten Thousand Dollar ($10,000) deposit on October 26, 2017, with the remaining purchase price to be paid on or before the date closing date, which was originally scheduled for February 1, 2018. On February 19, 2018, we entered into a Second Addendum to the Purchase and Sale Agreement extending the closing date to May 1, 2018 in exchange for payment of $8,750. On May 1, 2018, we entered into a Fourth Addendum and a Fifth Addendum to agreement amending the “Closing Date” under the Agreement to August 1, 2018, in exchange for our payment of $50,000 as a non-refundable deposit to be applied against the purchase price when the property sale is completed and $10,000 for maintenance, tree removal and other grounds keeping in order to prepare the golf course for the 2018 season. The property is approximately 43 acres and has unlimited water extraction rights from the State of New York. We plan to use this property as our inroads to the New York hemp and infused beverage markets in the future. There are no current plans or budget to proceed with operations in New York, and there will not be until proper funding is secured after acquiring this property. Currently, there will be an open bid for the property, and there is no guarantee the Company will win the bid or ever complete the acquisition. As a result, the $110,000 non-refundable deposit was recorded as a loss on deposit at the end of December 31, 2018.

ITEM 3 - LEGAL PROCEEDINGS

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

ITEM 3 - LEGAL PROCEEDINGS (CONTINUED)

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

On September 14, 2018, we filed, on behalf of the Corporation, Glenn Martin, and Nicole and Ryan Breen, a motion for partial summary judgment on all remaining claims in plaintiff’s First Amended Complaint. On November 26, 2018, plaintiff filed an opposition to the motion for partial summary judgment, together with a cross-motion for summary judgment on both plaintiff’s claims and the Corporation’s counterclaims. Those motions have been fully briefed. Although the parties requested oral argument, the court has not yet granted oral argument.

No trial date has been set. We deny the Plaintiff’s allegations in the Amended Complaint in their entirety and plan to vigorously defend against this lawsuit. Due to the loss not being probable, no accrual has been recorded for the 700,000 shares of common stock the Plaintiff alleges he was owed under his agreement with us.

Travis Nelson v. WEED, Inc.

On February 5, 2018, we were sued in Huerfano County, Colorado District Court (Travis Nelson v. WEED, Inc., et al., Case No. 18CV30003) by the listed Plaintiff. After we successfully pursued motions to dismiss Plaintiff’s two initial Complaints, the Court issued an Order on October 1, 2018 granting Plaintiff permission to file a Second Amended Complaint, which was then filed on October 22, 2018. The Second Amended Complaint includes three claims: 1) breach of fiduciary duty/shareholder derivative action; 2) a claim under Colorado’s Organized Crime Control Act; and 3) a wrongful discharge claim. We have answered the Second Amended Complaint, denying all allegations and alleging that the decision not to offer employment to Nelson, the core factual dispute in this case, was the result of pre-employment background checks that showed Nelson had an extensive, violent criminal history. The parties exchanged Initial Disclosures on November 11, 2018. We still have a motion pending with the Court that seeks attorneys’ fees in the amount of $53,000 for the expense of defending the first two Complaints. On January 31, 2019, Plaintiff submitted an Offer of Judgment under Colorado Statute §13-17-202 offering to dismiss the case in exchange for payment of $100,000. The Company has rejected this offer. Plaintiff served us with written discovery that we responded to in March 2019. The current Case Management Order requires the parties to arrange mediation by April 1, 2019. The parties are currently looking for available mediators and dates in April 2019. We believe that the Plaintiff’s allegations are baseless and plan to vigorously defend against this lawsuit. We not accrued any expenses related to this lawsuit due to the loss not being probable.

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

ITEM 4 – MINE SAFETY DISCLOSURES

There is no information required to be disclosed under this Item.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTCQB-tier of OTC Markets under the symbol “BUDZ.” We were originally quoted over-the-counter on November 2009. We started being quoted on the OTCQB-tier of OTC Markets on September 13, 2018. As of March 27, 2019, we had 106,410,685 shares of our common stock outstanding. The following table sets forth the high and low bid information for each quarter within the two most recent fiscal years, as estimated based on information on OTC Markets. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

		Bid Prices
Fiscal Year Ended December 31,	Period	High	Low

2017	First Quarter	$5.05	$1.67
	Second Quarter	$2.25	$0.41
	Third Quarter	$1.20	$0.88
	Fourth Quarter	$6.10	$1.15

2018	First Quarter	$14.71	$3.43
	Second Quarter	$6.04	$4.45
	Third Quarter	$4.23	$2.81
	Fourth Quarter	$2.64	$1.05

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

We have not adopted any stock option or stock bonus plans.

Holders

As of December 31, 2018, there were 105,950,685 shares of our common stock outstanding held by 261 holders of record and numerous shares held in brokerage accounts. As of March 27, 2019, there were 106,410,685 shares of our common stock outstanding held by 252 holders of record. Of these shares, 26,158,610 were held by non-affiliates. As of June 30, 2018, we had 22,774,090 shares held by non-affiliates. On the cover page of this filing we value the 22,182,390 shares held by non-affiliates as of June 30, 2018 at $101,344,700. These shares were valued at $4.45 per share, based on our closing share price on June 30, 2018.

As of December 31, 2018, we did not have any shares of preferred stock issued or outstanding.

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (CONTINUED)

Warrants and Other Convertible Instruments

We currently have 3,278,833 warrants outstanding to purchase our common stock:

During the quarter ended March 31, 2018, we issued warrants to purchase an aggregate of 477,500 shares of our common stock. The warrants to purchase 262,500 shares have an exercise price of $5.00 per share, exercisable on various dates through March 2019 and warrants to purchase 215,000 shares have an exercise price of $12.50 per share and are exercisable on various dates through January 2020. The issuance of the warrants was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was sophisticated, familiar with our operations, and there was no solicitation.

During the three months ended June 30, 2018, we issued warrants to purchase an aggregate of 1,450,000 shares of our common stock. Warrants to purchase have exercise prices ranging from $5.00 - $6.00 per share, immediately exercisable through June 2019. The issuance of the warrants was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was sophisticated, familiar with our operations, and there was no solicitation.

Dividends

There have been no cash dividends declared on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. Dividends are declared at the sole discretion of our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

There are no outstanding options or warrants to purchase shares of our common stock under any equity compensation plans.

Currently, we do not have any equity compensation plans. As a result, we did not have any options, warrants or rights outstanding under equity compensation plans as of December 31, 2018.

Recent Issuance of Unregistered Securities

During the three months ended December 31, 2018, we issued the following unregistered securities. All such securities were issued pursuant exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering, as noted below.

During the three months ended December 31, 2018, we issued an aggregate of 900,000 shares of our common stock to non-affiliate investors for an aggregate of $1,000,000. We sold these shares in the three months ended September 30, 2018, but they were not issued until the three months ended December 31, 2018. The issuances of the shares were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investors were sophisticated, familiar with our operations, and there was no solicitation.

During the three months ended December 31, 2018, we issued an aggregate of 1,000,000 shares of our common stock to non-affiliate investors for an aggregate of $1,000,000. The issuances of the shares were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investors were sophisticated, familiar with our operations, and there was no solicitation.

During the three months ended December 31, 2018, we issued an aggregate of 238,000 shares of common stock to consultants for services performed. The total fair value of the common stock was $672,000 based on the closing price of our common stock on the measurement date. The issuances of the shares were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investors were sophisticated, familiar with our operations, and there was no solicitation.

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (CONTINUED)

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

Although the forward-looking statements in this Registration Statement reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

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

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

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

Our long-term plan is to become a true “Seed-to-Sale” global holding company providing infrastructure, financial solutions, product development, and real estate options in this new emerging market. Our long term growth may also come from the acquisition of synergistic businesses, such as distilleries, to make anything from infused beverages to super oxygenated water with CBD and THC. Currently, we have formed WEED Australia Ltd., registered as an unlisted public company in Australia to address this Global demand. We have also formed WEED Australia Ltd., registered as an unlisted public company in Australia, to address future global demand, however the entity has been dormant since its inception. We will look to conduct future research, marketing, import/exporting, and manufacturing of our proprietary products on an international level.

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

On July 26, 2017, we acquired a property located in La Veta, Colorado in order for Sangre to complete its 5-Year, $15+ million Cannabis Genomic Study. The site includes a 10,000+ sq. ft. building that will house Sangre’s genomic research facility, a 4,000+ square foot building for plant product analytics and plant product extraction, a 3,500 sq. ft. corporate office center, and 25 RV slots with full water and electric, which we plan to convert into a series of small research pods. Under the terms of the purchase agreement, we paid $525,000 down, along with 25,000 shares of our common stock, and Sangre took immediate possession of the property. We were obligated to pay an additional $400,000 in cash and issue an additional 75,000 shares of our common stock over the two next years in order to pay the entire purchase price. To date we have spent $354,000 renovating the property and an additional $400,000 on extraction and analytical lab equipment. We plan to complete the property renovations by Q3 of 2019, at an estimated cost of $300,000. We will need additional extraction equipment and analytical lab equipment, totaling approximately $700,000. We will need to raise additional funds in order to complete the planned renovations and pay the purchase price for the equipment.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

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

We believe the gene-based breeding program will facilitate and accelerate:

●
improved therapeutic properties, i.e., increased THC/CBD concentration and the production of specific classes of oils and terpenses

●
enhanced opportunities for new drug discovery

●
accelerated breeding of super-cultivars: drought, pest, and mold resistant, increased %THC

●
revenue generation through our unique ability to breed and genetically fingerprint new, super-cultivars: establish strong patent protection; and provide these cultivars to the market on a favorable cost and royalty basis.

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

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

These changes were affected in order to make our corporate name and ticker symbol better align with our short-term and long-term business focus. Our current, short-term goals relate to the Cannabis Genomic Study and the resulting development of a variety of new cannabis strains, and, over the next 5 years, we plan to process those results in order to become an international cannabis research and product development company, with a globally-recognized brand focusing on building and purchasing labs, land and building commercial grade “Cultivation Centers” to consult, assist, manage & lease to universities, state governments, licensed dispensary owners and organic grow operators on a contract basis with a concentration on the legal and medical cannabis sector.

Our long-term plan is to become a true “Seed-to-Sale” global holding company providing infrastructure, financial solutions, product development, and real estate options in this new emerging market. Our long term growth may also come from the acquisition of synergistic businesses, such as distilleries, to make anything from infused beverages to super oxygenated water with CBD and THC. Currently, we have formed WEED Australia Ltd., registered as an unlisted public company in Australia to address this Global demand. We have also formed WEED Israel Cannabis Ltd., an Israeli corporation, to address future global demand, and in March 2019, WEED Israel Cannabis Ltd. was involved in the transaction with Yissum discussed herein. We will look to conduct future research, marketing, import/exporting, and manufacturing of our proprietary products on an international level.

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

This discussion and analysis should be read in conjunction with our financial statements included as part of this Annual Report.

Results of Operations for the Years Ended December 31, 2018 and 2017

	Year Ended December 31,

	2018	2017

Revenue	$-	$-

Operating expenses:

General and administrative	1,036,564	671,679
Professional fees	26,866,800	1,667,804
Depreciation and amortization	180,640	44,654
Total operating expenses	28,084,004	2,384,137

Loss from operations	(28,084,004)	(2,384,137)

Other expense
Goodwill impairment	-	(1,015,910)
Interest income	9,338	-
Interest expense	(12,179)	(13,865)
Other income	268,172	-
Loss on deposit	(110,000)	-
Loss on extinguishment of debt	(1,064,720)	(67,983)
Impairment expense	(321,614)	-
Total other expense, net	(1,231,003)	(1,097,758)

Net income (loss)	$(29,315,007)	$(3,481,895)

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

Operating Loss; Net Loss

Our net loss increased by $25,833,112, from ($3,481,895) to ($29,315,007), from the year ended 2017 compared to 2018. Our operating loss increased by $25,699,867, from ($2,384,137) to ($28,084,004) for the same period. The increase in operating loss is primarily a result of our significant increase in our professional fees and increase in our general and administrative expenses. The increase in our net loss is also a result of our operating loss, plus an increase in our loss on extinguishment of debt and an impairment expense, partially offset by increases in our interest income and other income. These changes are detailed below.

Revenue

We have not had any revenues since our inception. Prior to October 1, 2014, we were an exploration stage mineral exploration company that owned a number of unpatented mining claims and Arizona State Land Department claims. In late 2014, we changed our short-term and long-term business focus to the medical cannabis sector. In the short-term we plan to conduct Sangre’s Cannabis Genomic Study over the next 5 years and process those result, and in the long-term is to be a company focused on purchasing land and building commercial grade “Cultivation Centers” to consult, assist, manage & lease to licensed dispensary owners and organic grow operators on a contract basis, with a concentration on the legal and medical marijuana (Cannabis) sector. Our long-term plan is to become a True “Seed-to-Sale” company providing infrastructure, financial solutions and real estate options in this new emerging market, worldwide. We plan to make our brand global and therefore we will look for opportunities to conduct future research, marketing, import and exporting, and manufacturing of any proprietary products on an international level.

General and Administrative Expenses

General and administrative expenses increased by $364,885, from $671,679 for the year ended December 31, 2017 to $1,036,564 for the year ended December 31, 2018, primarily due to increases in our staff wages, travel expenses and facility maintenance expenses.

Professional Fees

Our professional fees increased during the year ended December 31, 2018 compared to the year ended December 31, 2017. Our professional fees were $26,866,800 for the year ended December 31, 2018 and $1,667,804 for the year ended December 31, 2017. These fees are largely related to fees paid for legal and accounting services, along with compensation to independent contractors, and increased significantly primarily as a result of increased stock-based compensation awards and the value attributed to those shares of stock. We expect the amount of professional fees we pay in cash to grow steadily as our business expands. However, the amount attributed to the stock-based compensation could decrease in periods when our stock price is lower, if we continue to use stock-based compensation. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization

During the year ended December 31, 2018, we had depreciation and amortization of $180,640, compared to $44,654 in the year ended December 31, 2017. The depreciation and amortization expense in 2018 was related to the purchases of a house and condominium in La Veta, Colorado and two trademarks acquired from Copalix (PTY) LTD. The depreciation and amortization expense in 2017 was related to the purchases of two Audi vehicles and a recreational facility located in La Veta, Colorado.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

Loss on Extinguishment of Debt

During the year ended December 31, 2018, we had a loss on extinguishment of debt of $1,064,720, compared to $67,983 in the year ended December 31, 2017. The loss on extinguishment of debt in 2018 was related to the $475,000 principle amount promissory note issued by us to the seller of property that was paid in full. The loss on extinguishment of debt was recorded based on the fair value of the consideration paid and the carrying value of the note payable on the settlement date of January 17, 2018. The loss on extinguishment of debt in 2017 was entirely related to the fact that during 2017 we issued 70,000 shares of our common stock in satisfaction of a $35,000 principal amount promissory note, plus $33,250 in interest due under the note.

Gain on Extinguishment of Debt

In 2018, we had a gain on extinguishment of debt of $121,475, compared to $0 in 2017. The gain on extinguishment of debt in 2018 was related to a loan discount of $121,475 on the settlement between Sangre AT, LLC and Craig W. Clark.

Interest Income

Interest income increased from $0 to $9,338 for the year ended December 31, 2017 compared to the same period in 2018. Our interest income increased from 2017 to 2018 primarily as a result of a credit received at closing for the purchase of the property located in La Veta, Colorado.

Interest Expense

Interest expense decreased slightly from ($13,865) to ($12,179) for the year ended December 31, 2017 compared to the same period in 2018. Our interest expense primarily relates to interest on a convertible note and short-term loans.

Other Income

In 2018, we had other income of $268,172, compared to $0 in 2017. The other income in 2018 was related primarily to settlement payment of $155,000 we received from an insurance company related to a fire near one of our properties in La Veta, Colorado.

Impairment Expense

In 2018, we had impairment expense of $321,614, compared to $0 in 2017. The impairment expense in 2018 was related to the appraised value of the property located at 1390 Mountain Valley Road purchased for $1,200,000 on February 16, 2018.

Loss on Deposit

In 2018, we had loss on deposit of $110,000, compared to $0 in 2017. The deposit of loss in 2018 was related to the payments of non-refundable deposits for the Lake Erie Project in Westfield, New York.

Liquidity and Capital Resources

Introduction

During the years ended December 31, 2018 and 2017, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of December 31, 2018 was $70,608 and our monthly cash flow burn rate was approximately $60,000. Our cash on hand was primarily proceeds from the sales of our securities. We currently do not believe we will be able to satisfy our cash needs from our revenues for many years to come.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2018 and 2017, respectively, are as follows:

	December 31, 2018	December 31, 2017	Change

Cash	$70,608	$161,178	$(90,570)
Total Current Assets	491,939	194,177	297,762
Total Assets	3,020,989	1,308,339	1,712,650
Total Current Liabilities	259,362	948,128	(688,766)
Total Liabilities	$259,362	$948,128	$(688,766)

Our current assets increased by $297,762 as of December 31, 2018 as compared to December 31, 2017, primarily due to deposits of $350,020, which related to the purchase for the Sugar Hill golf course property, compared to $0 as of December 31, 2017 and an increase in our prepaid expenses, partially offset by less cash on hand as of December 31, 2018 compared to December 31, 2017. The increase in our total assets between the two periods was primarily attributed to a significant increase in our land and property and equipment, net as of December 31, 2018 compared to December 31, 2017, as well as increases in our deposits, prepaid expenses, and intellectual property, partially offset by less cash on hand as of December 31, 2018 compared to December 31, 2017.

Our current liabilities and total liabilities decreased by $688,766, as of December 31, 2018 as compared to December 31, 2017. This decrease in liabilities as of December 31, 2018 was primarily related to decreases in our accrued officer compensation and notes payable, compared to December 31, 2017.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available as of December 31, 2018 of $70,608 and $161,178 on December 31, 2017. Based on our revenues, cash on hand and current monthly burn rate of approximately $60,000, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $3,181,303 for the year ended December 31, 2018, as compared to $670,201 for the year ended December 31, 2017. In 2018, the net cash used in operating activities consisted primarily of our net loss of ($29,315,007) and gain of settlement of debt of ($121,475), offset by estimated fair value of stock-based compensation of $21,201,397, estimated fair of shares issued for services of $4,041,575, impairment of property of $321,614, loss on debt extinguishment of $1,064,720, loss of deposit of $110,000, and depreciation and amortization of $180,640, adjusted by an increases in prepaid expenses and other assets of $498,311, accounts receivable of $21, accounts payable of $11,849, and a decrease in accrued expenses of $178,335. In 2017, the net cash used in operating activities consisted primarily of our net loss of ($3,481,895), shares issued for services of $1,144,399, shares issued for services, related parties of $364,750, goodwill impairment of $1,015,910, loss on extinguishment of debt of $67,983, and depreciation of $44,654, adjusted by an increase in prepaid expenses of $27,946, accrued compensation of $21,826 accrued interest of $12,678, and accounts payable of $167,019.

Investments

In 2018, we had net cash used in investing activities of $876,481, consisting of purchases of property and equipment of $826,481 and purchase of intangible assets of $50,000. In 2017, we had net cash used in investing activities of $534,551, consisting of purchases of land and equipment of $534,605 and cash received in acquisition of $54.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

Financing

Our net cash provided by financing activities for the year ended December 31, 2018 was $3,967,214, compared to $1,365,699 for the year ended December 31, 2017. For the period in 2018, our financing activities related to proceeds from the sale of common stock of $5,023,401 and proceeds from notes payable of $7,000, offset by repayments on notes payable of ($1,063,187). For the period in 2017, our financing activities related to proceeds from the sale of common stock of $1,332,999 and proceeds from notes payable, related parties of $46,000, offset by repayments on notes payable, related parties of ($13,300).

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For a list of financial statements and supplementary data filed as part of this Annual Report, see the Index to Financial Statements beginning at page F-1 of this Annual Report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no items required to be reported under this Item.

ITEM 9A - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the period ended December 31, 2018, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer (our Principal Accounting Officer) do not expect that our disclosure controls or internal controls will prevent all error and all fraud. No matter how well conceived and operated, our disclosure controls and procedures can provide only a reasonable level of assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

ITEM 9A - CONTROLS AND PROCEDURES (CONTINUED)

Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

(b)  Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer (our Principal Financial Officer), and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	We have no formal process related to the identification and approval of related-party transactions.

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2018, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We have not documented our internal controls. We have limited policies and procedures that cover the recording and reporting of financial transactions and accounting provisions. As a result we may be delayed in our ability to calculate certain accounting provisions. While we believe these provisions are accounted for correctly in the attached audited financial statements our lack of internal controls could lead to a delay in our reporting obligations. We are required to provide written documentation of key internal controls over financial reporting. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

ITEM 9A - CONTROLS AND PROCEDURES (CONTINUED)

3. Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

(c) Remediation of Material Weaknesses

In order to remediate the material weakness in our documentation, evaluation and testing of internal controls, we hope to hire additional qualified and experienced personnel to assist us in remedying this material weakness.

(d) Changes in Internal Control over Financial Reporting

There are no changes to report during our fiscal quarter ended December 31, 2018.

ITEM 9B – OTHER INFORMATION

There are no events required to be disclosed by the Item.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)

Glenn E. Martin	63	President, Chief Executive Officer, Chief Financial Officer and a Director

Nicole M. Breen	41	Secretary, Treasurer and a Director

Glenn E. Martin was appointed as our President, Chief Executive Officer and Chief Financial Officer on September 30, 2014. Mr. Martin has been a Director since January 1, 2005. Mr. Martin was our President from 2005 until 2012. Prior to joining United Mines, Mr. Martin has served in an executive capacity with several different companies. From 1988 through the fall of 1992, Mr. Martin was Executive Director of World Trade Center, Tucson, a subsidiary of the former Twin Towers in New York City. In this position he oversaw the day to day operation, including projects, programs, and seminars for the U.S. Dept. of Commerce associate office in the W.T.C., Tucson promoting D.O.C. programs, servicing clients for both the D.O.C. and Small Business administration. During his tenure with World Trade Center he served as speaker for international trade seminars and the AIESEC (U.S) National Leadership Seminars. Member; Hong Kong Trade Association 1988 to present. Member; Society of Mining, Metallurgy & Exploration (2008). Guest speaker at Inaugural HKBAH Annual Event in May 2010 & member of Hong Kong Business Association of Hawaii (2010)

During our fiscal years ended December 31, 2018 and December 31, 2017, Mr. Martin received $254,331 and $78,000, respectively, in cash compensation for his services. Mr. Martin did not receive shares of our common stock as compensation for the years ended December 31, 2018 and December 31, 2017. As of December 31, 2018, Mr. Martin owned or controlled an aggregate of 55,841,078 shares of our common stock.

Nicole M. Breen, was appointed as our Secretary and Treasurer on September 30, 2014. Ms. Breen has been a Director since January 1, 2005. Ms. Breen was our Secretary and Treasurer from 2005 until 2012. From June 2000 to 2012 she served as the Managing Associate of GEM Management Group, LLC specializing in acquiring mineral rights and mining properties, along with servicing administration requirements for the company. All Ms. Breen’s current work in the Cannabis industry is done on our behalf. In this position, she oversees as corporate secretary, recording secretary and the day-to-day treasury operations of the company. Ms. Breen received her Bachelor of Science in Physical Education in Education, with a minor in Elementary Education, from the University of Arizona.

During our fiscal years ended December 31, 2018 and December 31, 2017, Ms. Breen received $57,000 in cash compensation for her services in addition to a total of 180,505 shares of our common stock as compensation for the years ended December 31, 2018 and December 31, 2017. As of December 31, 2018, Ms. Breen owned or controlled an aggregate of 25,128,022 shares of our common stock.

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (CONTINUED)

Nicole Breen is Glenn Martin’s daughter.

Term of Office

Our directors hold office until the next annual meeting or until their successors have been elected and qualified, or until they resign or are removed. Our board of directors appoints our officers, and our officers hold office until their successors are chosen and qualify, or until their resignation or their removal.

Family Relationships

Nicole Breen is Glenn Martin’s daughter.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

1.
No bankruptcy petition has been filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4.
being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.
being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.
being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees

Our Board of Directors held a special meeting on January 23, 2018. All other proceedings of the board of directors for the year ended December 31, 2018 were conducted by resolutions consented to in writing by the board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (CONTINUED)

We do not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our president at the address appearing on the first page of this annual report.

Audit Committee Financial Expert

Our board of directors has determined that it does not have an audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the audit committee members are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Nomination Procedures For Appointment of Directors

As of December 31, 2018, we did not affect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

Code of Ethics

We do not have a code of ethics.

Section 16(a) Beneficial Ownership

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

During the fiscal year ended December 31, 2018, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Glenn E. Martin	0	0	0
Nicole M. Breen	0	0	0

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (CONTINUED)

Indemnification of Directors and Officers

Section 15 of our Articles of Incorporation provides that, to the fullest extent permitted by law, no director or officer shall be personally liable to the corporation or its shareholders for damages for breach of any duty owed to the corporation or its shareholders.

Section 16 of our Articles of Incorporation provides that, to the fullest extent permitted by the General Corporation Law of the State of Nevada we will indemnify our officers and directors from and against any and all expenses, liabilities, or other matters.

Article IX of our Bylaws further addresses indemnification of our directors and officers and allows us to indemnify our directors in the event they meet certain criteria in terms of acting in good faith and in an official capacity within the scope of their duties, when such conduct leads them to be involved in a legal action.

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

ITEM 11 - EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2018;

(b)
each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2018 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2018,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2018 and 2017, and 2016, are set out in the following summary compensation table:

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last three fiscal years:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Glenn E. Martin President, CEO, CFO(1)	2018 2017 2016	80,000 56,174 7,995	-0- -0- -0-	-0- -0- 2,100,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	80,000 56,174 2,107,995
Nicole M. Breen, Secretary and Treasurer(2)	2018 2017 2016	52,000 23,000 5,000	5,000 -0- -0-	-0- -0- 1,200,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	57,000 23,000 1,205,000

(1)	Mr. Martin was appointed President, Chief Executive Officer, and Chief Financial Officer on September 30, 2014.

(2)	Ms. Breen was appointed Secretary and Treasurer on September 30, 2014.

ITEM 11 - EXECUTIVE COMPENSATION (CONTINUED)

Employment Contracts

In 2014 and 2016 we entered into employment agreements with Glenn E. Martin, our Chief Executive Officer and Chief Financial Officer, Nicole Breen, our Secretary and Treasurer and Ryan Breen, our Vice President and Social Media Officer.

Under the terms of our agreement with Mr. Martin dated October 1, 2016, he serves as our President and Chief Executive Officer. The agreement was for a two-year term and Mr. Martin received Seven Million (7,000,000) shares of our common stock, restricted in accordance with Rule144, and was to receive Seven Million (7,000,000) additional shares as his annual salary for agreeing to serve as our President and Chief Executive Officer. Additionally, Mr. Martin was entitled to One Million (1,000,000) shares of a yet-to-be-created class of Series B Preferred Stock if we regained “fully-reporting” status with the Securities and Exchange Commission. We are obligated to maintain and pay the premiums for “key man” life insurance in the amount of $1,000,000. Our agreement with Mr. Martin also contained various provisions related to his termination without cause and in the event we undergo a change of control transaction. To date, no “key man” insurance has been obtained.

On January 23, 2018, our Board of Directors agreed to enter into an Amended and Restated Employment Agreement with Glenn E. Martin. Under the new agreement, Mr. Martin will serve as our President and Chief Executive Officer for a five (5) year term in exchange for a base salary of $1,500 per week, which will be increased to $120,000 annually in the event we raise an aggregate of $2,000,000 during the term of the agreement. The agreement went effective beginning February 1, 2018. Additionally, we agreed to grant Mr. Martin One Million (1,000,000) shares of our restricted common stock on February 1, 2018 pursuant to the terms of a Restricted Stock Agreement, with the shares subject to certain restrictions on transfer which expire on 33% of the shares on February 1, 2019, 66% of the shares on February 1, 2020 and 100% of the shares on February 1, 2021. We also agreed to issue Mr. Martin a Non-Qualified Stock Option on February 1, 2018 to purchase up to Four Million (4,000,000) shares of our common stock at $10.55 per share, with the options vesting 33 1/3% on August 1, 2018, 33 1/3% on February 1, 2019 and 33 1/3rd % on February 1, 2020. The options expire ten years from the date of grant. As a result of the Amended and Restated Employment Agreement with Mr. Martin, he is no longer entitled to the Seven Million (7,000,000) shares of our common stock as annual salary, or the One Million (1,000,000) shares of a yet-to-be-created class of Series B Preferred Stock if we become fully-reporting, which were both set forth in his prior employment agreement. On December 19, 2018, Mr. Martin requested termination of his Restricted Stock Agreement dated February 1, 2018 and requested that the grants of restricted stock therein be forfeited. As a result, we terminated his Restricted Stock Agreement and the grants of stock thereunder immediately. At the time of the termination none of the transfer restrictions on the shares had been lifted and Mr. Martin never received the shares.

Under the terms of our agreement with Mrs. Breen dated October 1, 2016, she serves as our Secretary and Treasurer. The agreement was for a two-year term and Ms. Breen received Four Million (4,000,000) shares of our common stock, restricted in accordance with Rule 144, and was to receive Four Million (4,000,000) additional shares as her annual salary for agreeing to serve as our Secretary and Treasurer. Additionally, Ms. Breen was entitled to One Hundred Thousand (100,000) shares of a yet-to-be-created class of Series B Preferred Stock if we regained “fully-reporting” status with the Securities and Exchange Commission. Our agreement with Ms. Breen also contained various provisions related to her termination without cause and in the event we undergo a change of control transaction.

On January 23, 2018, our Board of Directors agreed to enter into an Amended and Restated Employment Agreement with Nicole M. Breen. Under the new agreement, Ms. Breen will serve as our Secretary and Treasurer for a five (5) year term in exchange for a base salary of $1,000 per week. The agreement went effective beginning February 1, 2018. Additionally, we agreed to grant Ms. Breen Five Hundred Thousand (500,000) shares of our restricted common stock on February 1, 2018 pursuant to the terms of a Restricted Stock Agreement, with the shares subject to certain restrictions on transfer which expire on 33% of the shares on February 1, 2019, 66% of the shares on February 1, 2020 and 100% of the shares on February 1, 2021. We also agreed to issue Ms. Breen a Non-Qualified Stock Option on February 1, 2018 to purchase up to Two Million (2,000,000) shares of our common stock at $10.55 per share, with the options vesting 33 1/3% on August 1, 2018, 33 1/3% on February 1, 2019 and 33 1/3rd % on February 1, 2020. The options expire ten years from the date of grant. As a result of the Amended and Restated Employment Agreement with Ms. Breen, she is no longer entitled to the One Million (1,000,000) shares of our common stock as annual salary, or the One Hundred Thousand (100,000) shares of a yet-to-be-created class of Series B Preferred Stock if we become fully-reporting, which were both set forth in her prior employment agreement. On December 19, 2018, Ms. Breen requested termination of her Restricted Stock Agreement dated February 1, 2018 and requested that the grants of restricted stock therein be forfeited. As a result, we terminated her Restricted Stock Agreement and the grants of stock thereunder immediately. At the time of the termination none of the transfer restrictions on the shares had been lifted and Ms. Breen never received the shares.

ITEM 11 - EXECUTIVE COMPENSATION (CONTINUED)

Long-Term Incentive Plans. We do not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans and has no intention of implementing any of these plans for the foreseeable future.

Employee Pension, Profit Sharing or other Retirement Plans. We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

Director Compensation

The following table sets forth director compensation for 2018:

Name	Fees Earned or Paid in Cash($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation($)	Total($)

Glenn E. Martin	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Nicole M. Breen	-0-	-0-	-0-	-0-	-0-	-0-	-0-

No director received compensation for the fiscal years December 31, 2018 and December 31, 2017. We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2018:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Glenn E. Martin	1,333,333	2,666,667	-0-	10.55	2/1/2028	-0-	-0-	-0-	-0-
Nicole M. Breen	666,666	1,333,334	-0-	10.55	2/1/2028	-0-	-0-	-0-	-0-

ITEM 11 - EXECUTIVE COMPENSATION (CONTINUED)

Outstanding Equity Awards at Fiscal Year-End

On February 1, 2018, we granted Mr. Glenn Martin a Non-Qualified Stock Option to purchase up to Four Million (4,000,000) shares of our common stock at $10.55 per share, with the options vesting 33 1/3% on August 1, 2018, 33 1/3% on February 1, 2019 and 33 1/3rd % on February 1, 2020. The options expire ten years from the date of grant.

On February 1, 2018, we granted Ms. Nicole Breen a Non-Qualified Stock Option to purchase up to Two Million (2,000,000) shares of our common stock at $10.55 per share, with the options vesting 33 1/3% on August 1, 2018, 33 1/3% on February 1, 2019 and 33 1/3rd % on February 1, 2020. The options expire ten years from the date of grant.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve month period ended December 31, 2018.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 27, 2019, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock

Title of Class	Name and Address of Beneficial Owner(2)	Nature of Beneficial Ownership	Amount		Percent of Class (1)

Common Stock	Glenn E. Martin (3)	President, CEO, CFO, and Director	58,507,744	(4)	53.7%

Common Stock	Nicole M. Breen (3)	Secretary, Treasurer, and Director	25,474,329	(4)	23.6%

Common Stock	All Officers and Directors as a Group (2 people)		83,982,073	(4)(5)	76.1%

(1)
Unless otherwise indicated, based on 106,410,685 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Unless indicated otherwise, the address of the shareholder is 4920 N. Post Trail, Tucson, AZ 85750.

(3)	Indicates one of our officers or directors.

(4)
Includes 80,666 shares of common stock held in the name of Tanque Verde Valley Missionary Society, an entity controlled by Mr. Martin, as well as options to acquire 2,666,666 shares of our common stock at an exercise price of $10.55 per share. The options are exercisable at the discretion of the holder and expire 10 years from the date of grant.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (CONTINUED)

(5)
Includes 305,505 shares of common stock held in the name of GEM Management Group, LLC, an entity controlled by Ms. Breen, an aggregate of 15,927 shares of common stock held in the name of Ms. Breen’s children, and 4,012,972 held in the name of Ryan Breen, Ms. Breen’s husband. Also includes options to acquire 1,333,332 shares of our common stock at an exercise price of $10.55, which options expire ten years from the date of grant.

The issuer is not aware of any person who owns of record, or is known to own beneficially, ten percent or more of the outstanding securities of any class of the issuer, other than as set forth above. The issuer is not aware of any person who controls the issuer as specified in Section 2(a)(1) of the 1940 Act. There are no classes of stock other than common stock issued or outstanding. The Company does not have an investment advisor.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Employment Contracts

In 2014 and 2016 we entered into employment agreements with Glenn E. Martin, our Chief Executive Officer and Chief Financial Officer, Nicole Breen, our Secretary and Treasurer and Ryan Breen, our Vice President and Social Media Officer.

Under the terms of our agreement with Mr. Martin dated October 1, 2016, he serves as our President and Chief Executive Officer. The agreement was for a two-year term and Mr. Martin received Seven Million (7,000,000) shares of our common stock, restricted in accordance with Rule144, and was to receive Seven Million (7,000,000) additional shares as his annual salary for agreeing to serve as our President and Chief Executive Officer. Additionally, Mr. Martin was entitled to One Million (1,000,000) shares of a yet-to-be-created class of Series B Preferred Stock if we regained “fully-reporting” status with the Securities and Exchange Commission. We are obligated to maintain and pay the premiums for “key man” life insurance in the amount of $1,000,000. Our agreement with Mr. Martin also contained various provisions related to his termination without cause and in the event we undergo a change of control transaction. To date, no “key man” insurance has been obtained.

On January 23, 2018, our Board of Directors agreed to enter into an Amended and Restated Employment Agreement with Glenn E. Martin. Under the new agreement, Mr. Martin will serve as our President and Chief Executive Officer for a five (5) year term in exchange for a base salary of $1,500 per week, which will be increased to $120,000 annually in the event we raise an aggregate of $2,000,000 during the term of the agreement. The agreement went effective beginning February 1, 2018. Additionally, we agreed to grant Mr. Martin One Million (1,000,000) shares of our restricted common stock on February 1, 2018 pursuant to the terms of a Restricted Stock Agreement, with the shares subject to certain restrictions on transfer which expire on 33% of the shares on February 1, 2019, 66% of the shares on February 1, 2020 and 100% of the shares on February 1, 2021. We also agreed to issue Mr. Martin a Non-Qualified Stock Option on February 1, 2018 to purchase up to Four Million (4,000,000) shares of our common stock at $10.55 per share, with the options vesting 33 1/3% on August 1, 2018, 33 1/3% on February 1, 2019 and 33 1/3rd % on February 1, 2020. The options expire ten years from the date of grant. As a result of the Amended and Restated Employment Agreement with Mr. Martin, he is no longer entitled to the Seven Million (7,000,000) shares of our common stock as annual salary, or the One Million (1,000,000) shares of a yet-to-be-created class of Series B Preferred Stock if we become fully-reporting, which were both set forth in his prior employment agreement. On December 19, 2018, Mr. Martin requested termination of his Restricted Stock Agreement dated February 1, 2018 and requested that the grants of restricted stock therein be forfeited. As a result, we terminated his Restricted Stock Agreement and the grants of stock thereunder immediately. At the time of the termination none of the transfer restrictions on the shares had been lifted and Mr. Martin never received the shares.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE (CONTINUED)

Under the terms of our agreement with Mrs. Breen dated October 1, 2016, she serves as our Secretary and Treasurer. The agreement was for a two-year term and Ms. Breen received Four Million (4,000,000) shares of our common stock, restricted in accordance with Rule 144, and was to receive Four Million (4,000,000) additional shares as her annual salary for agreeing to serve as our Secretary and Treasurer. Additionally, Ms. Breen was entitled to One Hundred Thousand (100,000) shares of a yet-to-be-created class of Series B Preferred Stock if we regained “fully-reporting” status with the Securities and Exchange Commission. Our agreement with Ms. Breen also contained various provisions related to her termination without cause and in the event we undergo a change of control transaction.

On January 23, 2018, our Board of Directors agreed to enter into an Amended and Restated Employment Agreement with Nicole M. Breen. Under the new agreement, Ms. Breen will serve as our Secretary and Treasurer for a five (5) year term in exchange for a base salary of $1,000 per week. The agreement went effective beginning February 1, 2018. Additionally, we agreed to grant Ms. Breen Five Hundred Thousand (500,000) shares of our restricted common stock on February 1, 2018 pursuant to the terms of a Restricted Stock Agreement, with the shares subject to certain restrictions on transfer which expire on 33% of the shares on February 1, 2019, 66% of the shares on February 1, 2020 and 100% of the shares on February 1, 2021. We also agreed to issue Ms. Breen a Non-Qualified Stock Option on February 1, 2018 to purchase up to Two Million (2,000,000) shares of our common stock at $10.55 per share, with the options vesting 33 1/3% on August 1, 2018, 33 1/3% on February 1, 2019 and 33 1/3rd % on February 1, 2020. The options expire ten years from the date of grant. As a result of the Amended and Restated Employment Agreement with Ms. Breen, she is no longer entitled to the One Million (1,000,000) shares of our common stock as annual salary, or the One Hundred Thousand (100,000) shares of a yet-to-be-created class of Series B Preferred Stock if we become fully-reporting, which were both set forth in her prior employment agreement. On December 19, 2018, Ms. Breen requested termination of her Restricted Stock Agreement dated February 1, 2018 and requested that the grants of restricted stock therein be forfeited. As a result, we terminated her Restricted Stock Agreement and the grants of stock thereunder immediately. At the time of the termination none of the transfer restrictions on the shares had been lifted and Ms. Breen never received the shares.

Long-Term Incentive Plans. We do not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans and has no intention of implementing any of these plans for the foreseeable future.

Employee Pension, Profit Sharing or other Retirement Plans. We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

Share Issuances

On June 18, 2018, we issued an aggregate of 100,000 shares of our common stock to Patrick E. Williams, who at the time was one of our Directors and an officer of Sangre for services rendered. The total fair value of the stock was $514,000 based on the closing price of our common stock on the date of grant.

On October 1, 2016, we granted 7,000,000 shares of common stock to Glenn E. Martin, our Chief Executive Officer, as a bonus for services to be performed from January 1, 2017 to December 31, 2018, as our primary executive officer, pursuant to an amended employment agreement. The total fair value of the common stock was $700,000 based on the closing price of our common stock on the date of grant.

In addition, on October 1, 2016, we granted a total of 14,000,000 shares of common stock to Glenn E. Martin, our Chief Executive Officer, for services performed from January 1, 2015 to December 31, 2016, as our primary executive officer, pursuant to his previous employment agreement. The total fair value of the common stock was $1,400,000 based on the closing price of our common stock on the date of grant.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE (CONTINUED)

On October 1, 2016, we granted 4,000,000 shares of common stock to Nicole Breen, our Secretary and Treasurer, for services to be performed from January 1, 2017 to December 31, 2018, in those capacities, pursuant to an amended employment agreement. The total fair value of the common stock was $400,000 based on the closing price of our common stock on the date of grant.

In addition, on October 1, 2016, we granted a total of 8,000,000 shares of common stock to Nicole, our Secretary and Treasurer, for services performed from January 1, 2015 to December 31, 2016, in those capacities, pursuant to their previous employment agreement. The total fair value of the common stock was $800,000 based on the closing price of our common stock on the date of grant.

On January 1, 2015, we granted 7,000,000 shares of common stock to our Glenn E. Martin, our Chief Executive Officer, as a bonus for services performed from January 1, 2015 to December 31, 2016, as our primary executive officer. The total fair value of the common stock was $490,000 based on the closing price of our common stock on the date of grant. The shares were subsequently issued on June 29, 2015.

On January 1, 2015, we granted 4,000,000 shares of common stock to Nicole Breen, our Secretary and Treasurer, as a bonus for services performed from January 1, 2015 to December 31, 2016, in those capacities. The total fair value of the common stock was $280,000 based on the closing price of our common stock on the date of grant. The shares were subsequently issued on June 29, 2015.

On or about December 5, 2014, we issued 18,000,000 shares to Glenn Martin, our Chief Executive Officer, at $0.05 per share, in exchange for services rendered to the company from January 1, 2012 until December 31, 2014.

On or about September 30, 2014, we issued: (i) an aggregate of 9,600,000 shares to Glenn Martin, Nicole Breen and Ryan Breen, affiliates of the company, at $0.05 per share, in exchange for services rendered to the company from July 2012 to September 30, 2014.

Notes Payable

On the following dates, we received advances in the amounts indicated from our Chief Executive Officer, Glenn Martin. Mr. Martin owns approximately 56% of our common stock. The unsecured non-interest bearing loans are due on demand.

Date	Advances	Date	Repayments
March 14, 2016	$10,000	March 15, 2016	$(6,000)
April 18, 2016	1,800	October 20, 2016	(3,000)
June 16, 2016	1,100	October 27, 2016	(3,000)
January 16, 2018	7,000	November 3, 2016	(900)
January 19, 2018	20,000
January 22, 2018	5,000
	$44,900		$(12,900)

On January 2, 2018, Dr. Pat Williams, at the time a member of our Board of Directors, loaned us $37,000, at an interest rate of 2% per annum, compounded annually and due on demand. The loan was for the purpose of assisting us in purchasing the condominium in La Veta, CO.

Lease of Real Property

We lease our executive offices from Glenn E. Martin, our President, on a month-to-month basis at a monthly rent of $1,000, which began on April 1, 2017.

Corporate Governance

As of December 31, 2018, our Board of Directors consisted of Glenn E. Martin and Nicole M. Breen. As of December 31, 2018, we did not have any directors that qualified as “independent directors” as the term is used in NASDAQ rule 5605(a)(2).

Our current Board of Directors consists of Glenn E. Martin and Nicole M. Breen as our only directors.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2018 and December 31, 2017 for professional services rendered by M&K CPAS, PLLC, for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Audit Fees and Audit Related Fees	$76,320	$42,425
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$76,320	$42,425

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by M&K CPAS, PLLC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining M&K CPAS, PLLC independence.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

For a list of financial statements and supplementary data filed as part of this Annual Report, see the Index to Financial Statements beginning at page F-1 of this Annual Report.

(a)(2)	Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)	Exhibits

Refer to (b) below.

Item No.	Description

3.1 (1)	Articles of Incorporation of WEED, Inc.

3.2 (1)	Bylaws of WEED, Inc.

10.1 (1)	Employment Agreement with Glenn E. Martin dated October 1, 2016

10.2 (1)	Employment Agreement with Nicole Breen dated October 1, 2016

10.3 (1)	Share Exchange Agreement by and between WEED, Inc. and Sangre AT, LLC dated April 20, 2017

10.4 (1)	Promissory Note dated July 26, 2017 issued to A.R. Miller for acquisition of La Veta, CO Property

10.5 (1)	Deed of Trust dated July 26, 2017 related to acquisition of La Veta, CO Property

10.6 (2)	Form of Securities Purchase Agreement

10.7 (2)	Form of Warrant Agreement

10.8 (2)	Purchase and Sale Agreement by and between WEED, Inc. and Greg DiPaolo’s Pro Am Golf, LLC dated October 24, 2017

10.9 (3)	Amendment No. 1 to Promissory Note by and between WEED, Inc. and A.R. Miller dated January 12, 2018

10.10 (3)	Amended & Restated Employment Agreement with Glenn E. Martin dated February 1, 2018

10.11 (3)	Amended & Restated Employment Agreement with Nicole M. Breen dated February 1, 2018

10.12 (3)	Form of WEED, Inc. Restricted Stock Agreement

10.13 (3)	Form of WEED, Inc. Notice of Grant of Non-Qualified Stock Options

10.14 (3)	Wage Settlement and Release Agreement with Ryan Breen dated February 1, 2018

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONTINUED)

10.15 (4)	Second Addendum to Purchase and Sale Agreement Greg DiPaolo's Pro Am Gold, LLC dated February 19, 2018

10.16 (5)	Exclusive License and Assignment Agreement with Yissum Research Development Company of the Hebrew University of Jerusalem, Ltd. dated March 1, 2019

10.17 (5)	Consulting Agreement with Yissum Research Development Company of the Hebrew University of Jerusalem, Ltd. and Prof. Elka Touitou dated March 1, 2019

21.1*	Subsidiaries of WEED, Inc.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith).

32.1*	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2*	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from our Registration Statement on Form S-1 filed with the Commission on August 11, 2017.

(2)	Incorporated by reference from the Amendment No. 1 to our Registration Statement on Form S-1 filed with the Commission on November 16, 2017.

(3)	Incorporated by reference from the Amendment No. 2 to our Registration Statement on Form S-1 filed with the Commission on February 1, 2018.

(4)	Incorporated by reference from the Amendment No. 3 to our Registration Statement on Form S-1 filed with the Commission on April 30, 2018.

(5)	Incorporated by reference from the Current Report on Form 8-K filed with the Commission on March 7, 2019.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEED, Inc.

Dated: April 15, 2019	/s/ Glenn E. Martin
By: Glenn E. Martin
Its: Chief Executive Officer (Principal Executive Officer), President, and Chief Financial Officer (Principal Financial Officer)

Dated: April 15, 2019	/s/ Nicole M. Breen
By: Nicole M. Breen
Its: Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2019	/s/ Glenn E. Martin
By: Glenn E. Martin, Director

Dated: April 15, 2019	/s/ Nicole M. Breen
By: Nicole M. Breen, Director

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary Data

Not applicable

ITEM 1 Consolidated Financial Statements

The balance sheets as of December 31, 2018 and 2017, the statements of operations for years ended December 31, 2018 and 2017, and statements of cash flows for the years ending December 31, 2018 and 2017, follow. The audited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of WEED, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WEED, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to erroror fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ M&K CPAS, PLLC
We have served as the Company’s auditor since 2017.
Houston, TX
April 15, 2019

WEED, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31, 2018 and 2017

	December 31,	December 31,
	2018	2017
ASSETS

CURRENT ASSETS:
Cash	$70,608	$161,178
Accounts receivable	21	0
Prepaid expenses	71,290	32,999
Deposits	350,020	-

TOTAL CURRENT ASSETS	491,939	194,177

Land	136,400	113,750
Property and equipment, net	2,344,133	1,000,412

Trademark	50,000	-
Less: Accumulated amortization	(1,483)	-
Trademark, net	48,517	-

TOTAL ASSETS	$3,020,989	$1,308,339

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$240,459	$228,609
Accrued officer compensation	-	179,331
Accrued interest	6,903	16,188
Notes payable, related parties	12,000	49,000
Notes payable	-	475,000

TOTAL CURRENT LIABILITIES	259,362	948,128

TOTAL LIABILITIES	259,362	948,128

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 20,000,000 authorized, None issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 authorized,
105,950,685 and 100,861,235 issued and outstanding, respectively	105,951	100,861
Unamortized stock based compensation	(200,400)	-
Additional paid-in capital	50,896,121	19,139,868
Subscriptions payable	356,250	200,770
Accumulated deficit	(48,396,295)	(19,081,288)

TOTAL STOCKHOLDERS' EQUITY	2,761,627	360,211

TOTAL LIABILITIES & STOCKERHOLDERS' EQUITY	$3,020,989	$1,308,339

The accompanying notes are an integral part of these consolidated financial statements.

WEED, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS For the Years Ended December 31, 2018 and 2017

	For the Years Ended December 31,
	2018	2017
REVENUE
	$-	$-
OPERATING EXPENSES
General and administrative expenses	1,036,564	671,679
Professional fees	26,866,800	1,667,804
Depreciation & amortization	180,640	44,654

Total operating expenses	28,084,004	2,384,137

NET OPERATING LOSS	(28,084,004)	(2,384,137)

OTHER INCOME (EXPENSE)
Interest income	9,338	-
Goodwill impairment	-	(1,015,910)
Interest expense	(12,179)	(13,865)
Other income	155,701	-
Impairment expense	(321,614)	-
Loss on deposit	(110,000)	-
Loss on extinguishment of debt	(1,064,720)	(67,983)
Gain on extinguishment of debt	121,475	-
Other expense	(9004)	-

Total other expense, net	(1,231,003)	(1,097,758)

NET LOSS	$(29,315,007)	$(3,481,895)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

Outstanding - basic and diluted	103,168,018	101,214,245

Net loss per share - basic and diluted	$(0.28)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

WEED, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUIT For the Years Ended December 31, 2017 and 2018

	Common Stock						Total
			Additional	Subscriptions	Unamortized Stock	Accumulated	Stockholders
	Shares	Amount	Paid-In Capital	Payable	Based Compensation	Deficit	Equity

Balance, December 31, 2016	103,953,307	$103,953	$15,219,762	$-	$-	$(15,599,393)	$(275,678)

Common stock sold for cash	1,903,333	1,903	1,327,097				1,329,000

Common stock issued for cash, exercise of warrants	2,666	3	3,996				3,999

Common stock issued for acquisition of Sangre AT, LLC	500,000	500	1,003,350				1,003,850

Common stock issued for acquisition of land and property	25,000	25	29,975				30,000

Common stock issued for services, related parties	200,000	200	364,550				364,750

Common stock issued for services	461,882	462	943,167	200,770			1,144,399

Common stock issued for bater of vehicles	66,000	66	105,066				105,132

Common stock and warrants exchanged for debt	70,000	70	136,163				136,233

Sabres cancelled for non-performance of services	(1,500,000)	(1,500)	1,500

Inputed interest on non-interest bearing related party debts			421				421

Net loss						(3,481,895)	(3,481,895)

Balance, December 31, 2017	100,861,235	$100,861	$19,139,868	$200,770	$-	$(19,081,288)	$360,211

Common stock sold for cash	3,899,450	3,900	4,794,651	-			4,798,551
							-
Shares issued for warrant exercises	150,000	150	224,850	-			225,000
							-
Common stock issued for debt settlement	125,000	125	1,449,875	-			1,450,000
							-
Common stock issued for services	915,000	915	3,133,105	155,480	(200,400)		3,089,100
							-
Vesting of employee stock options			21,284,610				21,284,610
							-
Vesting of employee stock comp			869,162				869,162
							-
Net loss						(29,315,007)	(29,315,007)

Balance, December 31, 2018	105,950,685	$105,951	$50,896,121	$356,250	$(200,400)	$(48,396,295)	$2,761,627

The accompanying notes are an integral part of these consolidated financial statements.

WEED, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2018 and 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(29,315,007)	$(3,481,895)
Adjustments to reconcile net loss to
used in operating activities:
Depreciation and amortization	180,640	44,654
Goodwill impairment	-	1,015,910
Gain on settlement of debt	(121,475)	-
Loss on Deposit	110,000	-
Impairment expense	321,614	-
Imputed interest on non-interest bearing related party debts	-	421
Estimated fair value of stock based compensation-	21,201,397	-
Estimated fair value of shares issued for services	4,041,575	1,144,399
Estimated fair value of shares issued for services, related parties	-	364,750
Loss on debt extinguishment	1,064,720	67,983
Decrease (increase) in assets
Accounts Receivable	(21)	-
Prepaid expenses and other assets	(498,311)	(27,946)
Increase (decrease) in liabilities
Accounts Payable	11,849	167,019
Accrued expenses	(178,335)	34,504

NET CASH USED IN OPERATING ACTIVITIES	(3,181,303)	(670,201)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in acquisition	-	54
Purchases of property and equipment	(826,481)	(534,605)
Purchase of intangible assets	(50,000)	-

NET CASH USED IN INVESTING ACTIVITIES	(876,481)	(534,551)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	7,000	46,000
Repayments on notes payable	(1,063,187)	(13,300)
Proceeds from the sale of common stock	5,023,401	1,332,999

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,967,214	1,365,699

NET CHANGE IN CASH	(90,570)	160,947

CASH, BEGINNING OF YEAR	161,178	231

CASH, END OF YEAR	$70,608	$161,178

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year ended December 31:

Income taxes	-	-
Interest paid	-	-

Non-cash investing and financing activities:

Value of shares issued for acquisition of Sangre AT, LLC	-	$1,003,850
Value of shares issued for acquisition of land and property	-	30,000
Mortgage issued for acquisition of land and property	1,040,662	475,000
Value of shares issued to pay off note payable	385,281	-
Value of shares issued in exchange for settlement of convertible debt	-	86,800
Value of warrants issued in exchange for settlement of convertible debt	-	49,433
Shares issued for subscription payable	200,770	-
Value of fixed assets acquired for stock	-	$105,132

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEED, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

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

WEED, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2018

Note 1 – Nature of Business and Significant Accounting Policies (continued)

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments
Under ASC 820-10-05, the Financial Accounting Standards Board (“FASB”) establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, prepaid expenses and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments.

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

Revenue Recognition
On January 1, 2018, the Company adopted the new revenue recognition standard ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, using the cumulative effect (modified retrospective) approach. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings at the date of initial application. No cumulative-effect adjustment in retained earnings was recorded as the Company’s has no historical revenue. The impact of the adoption of the new standard was not material to the Company’s consolidated financial statements for year ended December 31, 2018. The Company expects the impact to be immaterial on an ongoing basis.

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

Advertising and Promotion
All costs associated with advertising and promoting products are expensed as incurred. These expenses were $998 and $4,139 for the years ended December 31, 2018 and 2017, respectively.

WEED, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2018

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

In February 2016, the FASB issued ASU 2016-02, Leases. The standard requires lessees to recognize lease assets and lease liabilities on the consolidated balance sheet and requires expanded disclosures about leasing arrangements. We planned to adopt the standard on January 1, 2019, and it did not have a significant impact on the Company.

In June 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this ASU became effective for us beginning January 1, 2019. The adoption of this ASU did not have a material effect on our consolidated financial statements.

Note 2 – Going Concern

As shown in the accompanying consolidated financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $48,396,295 and had limited working capital at December 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new products and services to begin generating revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

As of December 31, 2018, the non-refundable deposit amount of $110,000 for the property located in Westfield, New York was recorded as a loss on deposit due to the uncertainty of the acquisition. The remaining refundable deposit amount of $350,020 is related to the purchase of the Sugar Hill golf course property and is being held by the Law Office of Biltekoff.

WEED, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2018
Note 3 – Related Party

Notes Payable
From time to time, the Company has received short term loans from officers and directors as disclosed in Note 8 below. The Company has a total of $12,000 and $49,000 of note payable on the consolidated balance sheet as of December 31, 2018 and 2017, respectively.

Services
Nicole M. Breen receives $1,000 a week in cash compensation for her services rendered to the Company.

Glenn E. Martin receives $6,000 a month in cash compensation for his services rendered to the Company.

Capital Contributions
The Company imputed interest on non-interest bearing, related party loans, resulting in a total of $0 and $421 of contributed capital during the years ended December 31, 2018 and 2017, respectively.

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

A total of $0 and $179,331 of officer compensation was unpaid and outstanding at December 31, 2018 and 2017, respectively.

Stock Options Issued for Services – related party (2018)
On February 1, 2018, in connection with executive employment agreements, the Company granted non-qualified options to purchase an aggregate of 6,000,000 shares of the Company’s common stock at the exercise price of $10.55 per share. The options shall become exercisable at the rate of 1/3 upon the six-month anniversary, 1/3 upon the one-year anniversary and 1/3 upon the second anniversary of the grant. The options were valued at $45,987,970 using the Black-Scholes option pricing model. The Company recognized expense of $21,201,397 relating to these options for the year ended December 31, 2018.

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

WEED, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2018

Note 4 – Fair Value of Financial Instruments (continued)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2018 and 2017, respectively:

Fair Value Measurements at December 31, 2017

	Level 1	Level 2	Level 3
Assets
Cash	$161,178	$-	$-
Total assets	$161,178	$-	$-
Liabilities
Notes payable, related parties	$-	49,000	$-
Notes payable	$-	$475,000	$-
Total liabilities	$-	$524,000	$-
	$161,178	$524,000	$-

Fair Value Measurements at December 31, 2018

	Level 1	Level 2	Level 3
Assets
Cash	$70,608	$-	$-
Total assets	$70,608	$-	$-
Liabilities
Notes payable, related parties	$-	$12,000	$-
Total liabilities	$-	$12,000	$-
	$70,608	$12,000	$-

WEED, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2018

Note 4 – Fair Value of Financial Instruments (continued)

The fair values of our related party debts are deemed to approximate book value and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the years ended December 31, 2018 and 2017, respectively.

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

July 26, 2017
Consideration:
Common stock payment of 25,000 shares (1)	$30,000
Cash payment of down payment	50,000
Cash paid at closing	444,640
Short term liabilities assumed and paid at closing (2)	5,360
Note payable (3)	475,000
Total purchase price	$1,005,000

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

In January 2018, the Company closed on the purchase of property, consisting of a condominium in La Veta, Colorado to house Company personnel and consultants for total consideration approximating $140,000, which was paid in cash at the time of closing. The home has 3 bedrooms and 2.5 baths.   Sangre took immediate possession of the property. La Veta, Colorado is a small town and rental or short-term housing is very difficult to obtain. The Company personnel and consultants are no longer residing at the property, and it is currently vacant.

In February 2018, the Company closed on the purchase of property, consisting of a home in La Veta, Colorado to house Company personnel and consultants for total consideration approximating $1,200,000. The home has 5 Bedrooms and 3 Baths. Under the terms of the purchase agreement, the Company paid $150,000 down, entered into a note payable in the amount of approximately $1,041,000 (see Note 8). The Company secured a below-market interest rate of 1.81% based on the short-term nature of the term (due on August 15, 2018). Sangre took immediate possession of the property. La Veta, Colorado is a small town and rental or short-term housing is very difficult to obtain. The Company personnel and consultants are no longer residing at the property, and it is currently vacant. On October 10, 2018, a payment of $750,000 was made to Craig W. Clark to pay off the note payable, and a loan discount of $125,475 was given to the Company which was recorded as a gain.

A settlement payment of $155,000 was received from an insurance company related to a fire near one of our properties in La Veta, Colorado.

WEED, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2018

Note 6 – Property and Equipment

Property and equipment consist of the following at December 31, 2018 and 2017, respectively:

	December 31,	December 31,
	2018	2017
Property improvements	$5,000	$28,934
Automobiles	105,132	105,132
Office equipment	4,933	4,934
Lab equipment	65,769	15,202
Construction in progress (2)	499,695	0
Property (1)	1,887,802	891,250
Property and equipment, gross	2,568,331	1,045,452
Less accumulated depreciation	(224,198)	(45,040)
Property and equipment, net	$2,308,133	1,000,412

(1)
During the year ended December 31, 2018, the Company purchased two properties in La Veta, Colorado. The property located on 169 Valley Vista was purchased for $140,000, and the property located on 1390 Mountain Valley Road was purchased for $1,200,000 (see Note 8).

(2)	During the year ended December 31, 2018, HVAC/furnace system and research facility center are under construction.

Depreciation expense totaled $171,612 and $44,654 for the years ended December 31, 2018 and 2017, respectively.

Impairment expense totaled $321,614 on 1390 Mountain Valley Rd. property for the year ended December 31, 2018.

Note 7 – Intangible Assets

In accordance with FASB ASC 350, “Intangibles-Goodwill and Other”, the Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The US and Europe trademarks were acquired for $40,000 and $10,000, respectively, for the year ended December 31, 2018. Trademarks are initially measured based on their fair value and amortized by 10 and 25 years.

Amortization expense totaled $1,484 and $0 for the years ended December 31, 2018 and 2017, respectively.

WEED, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2018

Note 8 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at December 31, 2018 and 2017, respectively:

2018	2017
On various dates, the Company received advances from the Company’s CEO, Glenn Martin. Mr. Martin owns approximately 56.2% of the Company’s common stock at March 31, 2018. Over various dates in 2017, the Company received a total of $9,000 of advances from Mr. Martin, and they were repaid by July 3, 2017. On January 19, 2018, the Company received an unsecured loan, bearing interest at 2%, in the amount of $25,000 from Mr. Martin, and the loan was paid off in full on February 2, 2018. The Company also repaid an advance of $7,000 on July 6, 2018 received from Mr. Martin on January 16, 2018. The unsecured non-interest-bearing loans were due on demand. A detailed list of advances and repayments follows:
$-	$-

On December 29, 2017, the Company received an unsecured loan, bearing interest at 2% in the amount of $37,000, due on demand from Dr. Pat Williams, PhD. The largest aggregate amount outstanding was $37,000 during the periods ended December 31, 2018 and December 31, 2017. Mr. Williams is a founding member and principal of our wholly-owned subsidiary, Sangre AT, LLC. Repayment was made to Mr. Williams on July 6, 2018.	-	37,000

On April 12, 2010, the Company received an unsecured, non-interest-bearing loan in the amount of $2,000, due on demand from Robert Leitzman. Interest is being imputed at the Company’s estimated borrowing rate, or 10% per annum. The largest aggregate amount outstanding was $2,000 during the periods ended December 31, 2018 and December 31, 2017. Mr. Leitzman owns less than 1% of the Company’s common stock, however, the Mr. Leitzman is deemed to be a related party given the non-interest-bearing nature of the loan and the materiality of the debt at the time of origination.	2,000	2,000

Over various dates in 2011 and 2012, the Company received unsecured loans in the aggregate amount of $10,000, due on demand, bearing interest at 10%, from Sandra Orman. The largest aggregate amount outstanding was $10,000 during the periods ended December 31, 2018 and December 31, 2017. Mrs. Orman owns less than 1% of the Company’s common stock, however, Mrs. Orman is deemed to be a related party given the nature of the loan and the materiality of the debt at the time of origination.	10,000	10,000

Notes payable, related parties	$12,000	$49,000

The Company recorded interest expense in the amount of $1,366 and $759 for the years ended December 31, 2018 and 2017, respectively, including imputed interest expense in the amount of $0 and $421 during such periods related to notes payable, related parties.

WEED, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2018

Note 8 – Notes Payable

Note payable consist of the following at December 31, 2018 and 2017, respectively:

2018	2017
On July 26, 2017, the Company issued a $475,000 note payable, bearing interest at 5% per annum, to A.R. Miller (“Miller Note”) pursuant to the purchase of land and property in La Veta, Colorado. The note is to be paid in four consecutive semi-annual installments in the amount of $118,750 plus accrued interest commencing on January 26, 2018 and continuing on the 26th day of July and the 26th day of January each year until the debt is repaid on July 26, 2019. The note carries a late fee of $5,937.50 in the event any installment payment is more than 30 days late, and upon default the interest rate shall increase to 12% per annum. During the three months ended March 31, 2018, the Company paid $100,000 to A.R. Miller and issued 125,000 shares of common stock, valued at $1,450,000 based on the closing price on the measurement date. Accordingly, the Company recorded a loss on extinguishment of $1,064,719.
$-	$475,000

On February 16, 2018, the Company issued a $1,040,662 note payable, bearing interest at 1.81% per annum (the low interest rate was due to the short-term nature of the note – six months. See Note 6), to Craig and Carol Clark (“Clark Note”) pursuant to the purchase of land and property in La Veta, Colorado. The note is to be paid in consecutive monthly installments in the amount of $5,000, including accrued interest commencing on March 15, 2018 and continuing through August 15, 2018. The note carries a late fee of 3% in the event any installment payment is more than 10 days late, and upon default the interest rate shall increase to 10% per annum. As of September 12, 2018, a total of $171,300 was paid to the note holder. On October 9, 2018, the Company entered into a settlement agreement with the note holder to pay the settlement payment of $750,000. The Company had already paid $650,000 by September 27, 2018 and made the remaining payment of $100,000 on October 10, 2018. The Company recorded a gain on extinguishment of $121,475.

-	-

$-	$475,000

The Company recognized interest expense of $10,813 and $4,295 related to the note payables for the years ended December 31, 2018 and 2017, respectively.

WEED, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2018

Note 9 – Commitments and Contingencies

On November 8, 2016, the Company entered into an agreement with Gregory DiPaolo’s Pro Am Golf, LLC to acquire improved property located in Westfield, New York. The total purchase price of $1,600,000 is to be paid with a deposit of 50,000 shares of common stock, followed by cash of $1,250,000 and 300,000 shares of the Company’s common stock to be delivered at closing. The deposit of 50,000 shares issued as a deposit was $42,500 based on the closing price of the Company’s common stock on the date of grant. Subsequently, we entered into an amended Purchase and Sale Agreement on October 24, 2017, under which we amended the total purchase price to Eight Hundred Thousand Dollars ($800,000) and forfeited our previous deposit of stock. Under the terms of the amended agreement, we paid an additional Ten Thousand Dollar ($10,000) deposit on October 26, 2017, with the remaining purchase price to be paid on or before the date closing date, which was scheduled on May 1, 2018. The property is approximately 43 acres and has unlimited water extraction rights from the State of New York. We plan to use this property as our inroads to the New York hemp and infused beverage markets in the future. There are no current plans or budget to proceed with operations in New York, and there will not be until proper funding is secured after acquiring this property. Currently, there will be an open bid for the property, and there is no guarantee the Company will win the bid to complete the acquisition. As a result, the $110,000 non-refundable deposit for the property was recorded as a loss on deposit at the end of December 31, 2018.

On January 19, 2018, the Company was sued in the United States District Court for the District of Arizona ( William Martin v. WEED, Inc.. , Case No. 4:18-cv-00027-RM) by the listed Plaintiff. The Company was served with the Verified Complaint on January 26, 2018. The Complaint alleges claims for breach of contract-specific performance, breach of contract-damages, breach of the covenant of good faith and fair dealing, conversion, and injunctive relief. In addition to the Verified Complaint, the Company was served with an application to show cause for a temporary restraining order. The Verified Complaint alleges the Company entered into a contract with the Plaintiff on October 1, 2014 for the Plaintiff to perform certain consulting services for the Company in exchange for 500,000 shares of its common stock up front and an additional 700,000 shares of common stock to be issued on May 31, 2015. The Plaintiff alleges he completed the requested services under the agreement and received the initial 500,000 shares of common stock, but not the additional 700,000 shares. The request for injunctive relief asks the Court to Order the Company to issue the Plaintiff 700,000 shares of its common stock, and possibly include them in its Registration Statement on Form S-1, or, in the alternative, issue the shares and have them held by the Court pending resolution of the litigation, or, alternatively, sell the shares and deposit the sale proceeds in an account that the Court will control. The hearing on the Temporary Restraining Order occurred on January 29, 2018. On January 30, 2018, the Court issued its ruling denying the application for a Temporary Restraining Order. Currently, there is no further hearing scheduled in this matter. On February 13, 2018, the Company filed an Answer to the Verified Complaint and Counterclaim. On February 15, 2018, the Company filed a Motion to Dismiss the Verified Complaint. On February 23, 2018, the Company filed a Motion to Amend Counterclaim to add W. Martin’s wife, Joanna Martin as a counterdefendant. On March 9, 2018, William Martin filed a Motion to Dismiss the Counterclaim. On March 12, 2018, William Martin filed a Motion to Amend the Verified Complaint to, among other things, add claims against Glenn Martin and Nicole and Ryan Breen. On March 27, 2018, the Court granted both William Martin and WEED, Inc.’s Motions to Amend. On March 27, 2018, the Company filed an Amended Counterclaim adding Joanna Martin. On April 2, 2018, the Company filed a Motion to Amend our Counterclaim to add a breach of contract claim. On April 10, 2018, the Company filed an Answer to First Amended Verified Complaint. On April 23, 2018, Glenn Martin and Nicole and Ryan Breen filed their Answer to the First Amended Complaint. On May 31, 2018, the Court issued an Order: (a) granting the Company’s Motion to Dismiss thereby dismissing the Plaintiff’s claims for breach of the covenant of good faith and fair dealing and the claim for conversion, (b) denying William Martin’s Motion to Dismiss the counterclaim as to the claims for fraudulent concealment and fraudulent misrepresentation, but granting the Motion to Dismiss only as to the claim for fraudulent nondisclosure, and (c) granting the Company’s Motion to Amend its Counterclaim to add a breach of contract claim. On June 1, 2018, William Martin and his wife filed their Answer to the First Amended Counterclaim. On June 1, 2018, William Martin and his wife filed their Answer to the Second Amended Counterclaim. In addition to the above pleadings and motions, the parties have exchanged disclosure statements and served and responded to written discovery. The Company denies the Plaintiff’s allegations in the Verified Complaint in their entirety and plan to vigorously defend against this lawsuit. Due to the loss not being probable, no accrual has been recorded for the 700,000 shares of common stock the Plaintiff alleges he is owed under his agreement with the Company.

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

On July 23, 2018, the Company entered into a Sixth Addendum, extending the “Closing Date” to November 1, 2018, in exchange for the Company paying an additional $50,000 as a non-refundable deposit to be applied against the purchase price.

On May 21, 2018, the Company entered into a Trademark Purchase Agreement with Copalix Pty Ltd., a private South African company, to acquire U.S. Trademark Registration No. 4,927,872 for the WEED TM mark, in exchange for USD$40,000.

On July 27, 2018, the Company entered into a Trademark Purchase Agreement with Copalix Pty Ltd., to acquire European Community Trademark Registration No. 11953387 for WEED Registered Mark in exchange for USD$10,000.

WEED, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2018

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

2018 Common Stock Activity

Common Stock Sales (2018)

During the year ended December 31, 2018, the Company issued 3,899,450 shares of common stock for proceeds of $4,798,550. In connection with certain of the share issuances, the Company issued warrants to purchase an aggregate of $1,927,500 shares of the Company’s common stock. The warrants to purchase 462,500 shares have an exercise price of $5.00 per share, exercisable on various dates through March 2019. Warrants to purchase 215,000 shares have an exercise price of $12.50 per share and are exercisable on various dates through January 2020. The warrants to purchase $1,250,000 shares have an exercise price of $6.00 per share, exercisable on various dates through June 2019. The proceeds received were allocated $3,361,832 to common stock and $1,436,718 to warrants on a relative fair value basis. On January 12, 2018, a warrant holder exercised warrants to purchase 150,000 shares of common stock at a price of $1.50 in exchange for proceeds of $225,000.

Common Stock Issued for Services (2018)

During the year ended December 31, 2018, the Company agreed to issue an aggregate of 915,000 shares of common stock to consultants for services performed. The total fair value of common stock was $3,042,940 based on the closing price of the Company’s common stock earned on the measurement date. Shares valued at $200,400 were issued at December 31, 2018 and services will be performed in 2019 and has been included in unamortized stock-based compensation.

2017 Common Stock Activity

Common Stock Sales
On September 29, 2017, the Company sold 300,000 units at $0.50 per unit, consisting of 300,000 shares of common stock and warrants to purchase 300,000 shares of common stock at an exercise price of $3.00 per share, exercisable until September 29, 2019, in exchange for total proceeds of $150,000. The proceeds received were allocated $84,101 to common stock and $65,899 to warrants on a relative fair value basis.

WEED, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2018

Note 10 – Stockholders’ Equity (Continued)

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

WEED, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2018

Note 10 – Stockholders’ Equity (Continued)

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

WEED, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2018

Note 11 – Common Stock Warrants and Options

Common Stock Warrants Granted (2018)
See Note 10 for details on warrants issued during the year ended December 31, 2018.

Common stock warrants granted consist of the following at December 31, 2018 and 2017, respectively:

2018				2017
Issuance	Warrant	Name	# of Common	Issuance	Warrant	Name	# of Common
Date	#		Stock Warrants	Date	#		Stock Warrants
1/5/2018	1029	Lex Seabre	100,000.00	1/23/2017	1010	Sandra Hogan	2,000.00
1/21/2018	1031	Roger Forsyth	100,000.00	4/20/2017	1015	Lex Seabre	375,000.00
1/23/2018	1032	Roger Forsyth	100,000.00	4/20/2017	1020	Lex Seabre	125,000.00
2/9/2018	1033	Lawrence Wesigal	15,000.00	5/25/2017	1016	Russ Karlen	100,000.00
3/19/2018	1034	Donald Steinberg	150,000.00	5/25/2017	1017	Eric Karlen	20,000.00
3/15/2018	1035	Donald Harrington	12,500.00	5/31/2017	1018	Matt Turner	20,000.00
4/26/2018	1036	Roger Seabre	100,000.00	5/31/2017	1022	Rodger Seabre	300,000.00
4/26/2018	1037	Michael Kirk Wines	100,000.00	6/16/2017	1019	Black Mountain Equities	70,000.00
5/7/2018	1038	Donald Steinberg	400,000.00	7/7/2017	1021	Rodger Seabre	200,000.00
5/15/2018	1039	Roger Seabre	200,000.00	8/2/2017	1026	Rodger Seabre	100,000.00
6/13/2018	1040	Blue Ridge Enterprises	450,000.00	9/5/2017	1023	Harry Methewson #1	40,000.00
6/26/2018	1041	Dianna Steinberg	200,000.00	9/24/2017	1024	Harry Methewson #2	133,000.00
Total			1,927,500.00	9/29/2017	1025	A2Z Inc.	300,000.00
				10/24/2017	1027	Salvatore Rutigliano	13,333.00
				11/10/2017	1028	Rodger Seabre	125,000.00
				Total			1,923,333.00

WEED, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2018

Note 11 – Common Stock Warrants and Options (Continued)

A summary of the Company’s outstanding common stock warrants is as follows:

Issuance	Warrant			# of Common	Strike	Term
Date	#	Name	Document	Stock Warrants	Price	In Mos.

12/31/16				325,000
01/07/17	1007	Partial Exercise - David Eckert	Subscription Agreement	(2,666)	$1.50	12
01/09/17	1009	Edward Matkoff	Subscription Agreement	50,000	$3.00	12
01/23/17	1010	Sandra Hogan	Subscription Agreement	2,000	$3.00	12
04/20/17	1015	Lex Seabre	Subscription Agreement	375,000	$3.00	12
04/20/17	1020	Lex Seabre	Subscription Agreement	125,000	$3.00	12
05/25/17	1016	Russ Karlen	Subscription Agreement	100,000	$3.00	24
05/25/17	1017	Eric Karlen	Subscription Agreement	20,000	$3.00	24
05/31/17	1018	Matt Turner	Subscription Agreement	20,000	$3.00	24
05/31/17	1022	Rodger Seabre	Subscription Agreement	300,000	$3.00	24
06/16/17	1019	Black Mountain Equities	Debt Exchange Agreement	70,000	$3.00	12
07/07/17	1021	Rodger Seabre	Subscription Agreement	200,000	$3.00	24
08/02/17	1026	Rodger Seabre	Subscription Agreement	100,000	$3.00	24
09/05/17	1023	Harry Methewson #1	Subscription Agreement	40,000	$3.00	24
09/24/17	1024	Harry Methewson #2	Subscription Agreement	133,000	$3.00	24
09/29/17	1025	A2Z Inc.	Subscription Agreement	300,000	$3.00	24
10/19/17	1005	Expired - Salvatore Rutigliano	Subscription Agreement	(100,000)	$1.50	12
10/19/17	1006	Expired - Michael Ryan	Subscription Agreement	(25,000)	$1.50	12
10/24/17	1027	Salvatore Rutigliano	Subscription Agreement	13,333	$3.00	24
10/25/17	1007	Expired - David Eckert	Subscription Agreement	(147,334)	$1.50	12
10/31/17	1008	Expired - Tom Harrington	Subscription Agreement	(50,000)	$1.50	12
11/10/17	1028	Rodger Seabre	Subscription Agreement	125,000	$3.00	24
12/31/17				1,973,333

01/02/18	1009	Exercise - Edward Matkoff	Subscription Agreement	(50,000)	$3.00	12
01/05/18	1029	Lex Seabre	Subscription Agreement	100,000	$5.00	12
01/21/18	1031	Roger Forsyth	Subscription Agreement	100,000	$12.50	24
01/23/18	1010	Expired - Sandra Hogan	Subscription Agreement	(2,000)	$3.00	12
01/23/18	1032	Roger Forsyth	Subscription Agreement	100,000	$12.50	24
02/09/18	1033	Lawrence Wesigal	Subscription Agreement	15,000	$12.50	12
03/19/18	1034	Donald Steinberg	Subscription Agreement	150,000	$5.00	12
03/15/18	1035	Donald Harrington	Subscription Agreement	12,500	$5.00	12
04/20/18	1015	Expired - Lex Seabre	Subscription Agreement	(375,000)	$3.00	12
04/20/18	1020	Expired - Lex Seabre	Subscription Agreement	(125,000)	$3.00	12
04/26/18	1036	Roger Seabre	Subscription Agreement	100,000	$5.00	12
04/26/18	1037	Michael Kirk Wines	Subscription Agreement	100,000	$5.00	12
05/07/18	1038	Donald Steinberg	Subscription Agreement	400,000	$6.00	12
05/15/18	1039	Roger Seabre	Subscription Agreement	200,000	$6.00	12
06/13/18	1040	Blue Ridge Enterprises	Subscription Agreement	450,000	$6.00	12
06/16/18	1019	Expired - Black Mountain Equities	Debt Exchange Agreement	(70,000)	$3.00	12
06/26/18	1041	Dianna Steinberg	Subscription Agreement	200,000	$6.00	12
12/31/18				3,278,833

WEED, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2018

Note 11 – Common Stock Warrants and Options (Continued)

Common Stock Warrants Expired (2018)
A total of 572,000 warrants expired during the year ended December 31, 2018.

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

On July 7, 2017, the Company sold warrants to purchase 200,000 shares of common stock at $3.00 per share over a two (2) year period from the date of sale, in exchange for total proceeds of $100,000 in conjunction with the sale of 200,000 shares of common stock. The relative fair value of the 200,000 common stock warrants using the Black-Scholes option-pricing model was $156,339, or $0.78169 per share, based on a volatility rate of 209%, a risk-free interest rate of 1.40% and an expected term of 2.0 years. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

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

WEED, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2018

Note 11 – Common Stock Warrants and Options (Continued)

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

WEED, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2018

Note 11 – Common Stock Warrants and Options (Continued)

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

Common Stock Warrants Expired (2017)
No warrants were expired or cancelled during the year ended December 31, 2017.

Common Stock Warrants Exercised (2017)
On January 7, 2017, a warrant holder exercised warrants to purchase 2,666 shares of common stock at a strike price of $1.50 in exchange for proceeds of $3,999.

Common Stock Options (2018)
On February 1, 2018, in connection with executive employment agreements, the Company granted non-qualified options to purchase an aggregate of 6,000,000 shares of the Company’s common stock at the exercise price of $10.55 per share. The options shall become exercisable at the rate of 1/3 upon the six-month anniversary, 1/3 upon the one-year anniversary and 1/3 upon the second anniversary of the grant. The options were valued at $45,753,000 using the Black-Scholes option pricing model. The Company recognized expense of approximately $21,201,397 relating to these options during the year ended December 31, 2018.

The assumptions used in the Black-Scholes model are as follows:

For the year ended December 31, 2018
Risk-free interest rate	1.75%
Expected dividend yield	0%
Expected lives	6.0 years
Expected volatility	200%

WEED, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2018
Note 11 – Common Stock Warrants and Options (Continued)

A summary of the Company’s stock option activity and related information is as follows:

	For the years ended December 31, 2018 and 2017

	Number of Shares	Average Price
Outstanding at the beginning of period	-	$-
Granted	6,000,000	10.55
Exercised/Expired/Cancelled	-	-
Outstanding at the end of period	6,000,000	$10.55
Exercisable at the end of period	1,250,000	$10.55

Note 12 – Subsequent Events

Common Stock Sales

On March 21, 2019, the Company sold 50,000 shares of common stock in exchange for total proceeds of $50,000.

On March 11, 2019, the Company sold 100,000 shares of common stock in exchange for total proceeds of $100,000.

On February 12, 2019, the Company sold 100,000 shares of common stock in exchange for total proceeds of $100,000.

Common Stock Issued for Services

On March 11, 2019, the Company issued 10,000 shares to the Andrew Defries in exchange for services rendered to the Company.

Pursuant to a Retainer Agreement dated January 31, 2019, we agreed to issue the Law Offices of Craig V. Butler 400,000 shares of our common stock in exchange for services rendered to the Company. These shares were issued on February 12, 2019.