Form 10-K/A
period 2018-12-31
WEED, INC.
filed 2019-05-14
CIK 1393772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Form 10-K”), filed with the United States Securities and Exchange Commission on April 16, 2019 (the “Original Filing Date”), solely to correct two errors on the cover page of the Form 10-K. Our original Form 10-K did not check a box for the question as to whether we are shell company due to an error in the edgarization process, and incorrectly stated we had not posted our Interactive Data Files (XBRL) pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to and post such files). This Amendment accurately answers those questions by marking “No” for the question as to whether we are shell company, and marking “Yes” for the question as to whether we have posted the required Interactive Data Files.

No other changes have been made to the Form 10-K. This Amendment speaks as of the Original Filing Date and does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way the disclosures made in the Form 10-K.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

For a list of financial statements and supplementary data filed as part of this Annual Report, see the Index to Financial Statements beginning at page F-1 of this Annual Report.

(a)(2)	Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)	Exhibits

Refer to (b) below.

Item No.	Description

3.1 (1)	Articles of Incorporation of WEED, Inc.

3.2 (1)	Bylaws of WEED, Inc.

10.1 (1)	Employment Agreement with Glenn E. Martin dated October 1, 2016

10.2 (1)	Employment Agreement with Nicole Breen dated October 1, 2016

10.3 (1)	Share Exchange Agreement by and between WEED, Inc. and Sangre AT, LLC dated April 20, 2017

10.4 (1)	Promissory Note dated July 26, 2017 issued to A.R. Miller for acquisition of La Veta, CO Property

10.5 (1)	Deed of Trust dated July 26, 2017 related to acquisition of La Veta, CO Property

10.6 (2)	Form of Securities Purchase Agreement

10.7 (2)	Form of Warrant Agreement

10.8 (2)	Purchase and Sale Agreement by and between WEED, Inc. and Greg DiPaolo’s Pro Am Golf, LLC dated October 24, 2017

10.9 (3)	Amendment No. 1 to Promissory Note by and between WEED, Inc. and A.R. Miller dated January 12, 2018

10.10 (3)	Amended & Restated Employment Agreement with Glenn E. Martin dated February 1, 2018

10.11 (3)	Amended & Restated Employment Agreement with Nicole M. Breen dated February 1, 2018

10.12 (3)	Form of WEED, Inc. Restricted Stock Agreement

10.13 (3)	Form of WEED, Inc. Notice of Grant of Non-Qualified Stock Options

10.14 (3)	Wage Settlement and Release Agreement with Ryan Breen dated February 1, 2018

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONTINUED)

10.15 (4)	Second Addendum to Purchase and Sale Agreement Greg DiPaolo's Pro Am Gold, LLC dated February 19, 2018

10.16 (5)	Exclusive License and Assignment Agreement with Yissum Research Development Company of the Hebrew University of Jerusalem, Ltd. dated March 1, 2019

10.17 (5)	Consulting Agreement with Yissum Research Development Company of the Hebrew University of Jerusalem, Ltd. and Prof. Elka Touitou dated March 1, 2019

21.1 (6)	Subsidiaries of WEED, Inc.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith).

32.1*	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2*	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from our Registration Statement on Form S-1 filed with the Commission on August 11, 2017.

(2)	Incorporated by reference from the Amendment No. 1 to our Registration Statement on Form S-1 filed with the Commission on November 16, 2017.

(3)	Incorporated by reference from the Amendment No. 2 to our Registration Statement on Form S-1 filed with the Commission on February 1, 2018.

(4)	Incorporated by reference from the Amendment No. 3 to our Registration Statement on Form S-1 filed with the Commission on April 30, 2018.

(5)	Incorporated by reference from the Current Report on Form 8-K filed with the Commission on March 7, 2019.

(6)	Incorporated by reference from the Annual Report on Form 10-K filed with the Commission on April 16, 2019.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEED, Inc.

Dated: May 14, 2019	/s/ Glenn E. Martin
By: Glenn E. Martin
Its: Chief Executive Officer (Principal Executive Officer), President, and Chief Financial Officer (Principal Financial Officer)

Dated: May 14, 2019	/s/ Nicole M. Breen
By: Nicole M. Breen
Its: Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 14, 2019	/s/ Glenn E. Martin
By: Glenn E. Martin, Director

Dated: May 14, 2019	/s/ Nicole M. Breen
By: Nicole M. Breen, Director