Form 10-Q
period 2019-03-31
WEED, INC.
filed 2019-05-20
CIK 1393772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 16, 2019, there were 107,485,685 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1                      Condensed Consolidated Financial Statements

The balance sheets as of March 31, 2019 and December 31, 2018, the statements of operations for the three months ended March 31, 2019 and 2018, and statements of cash flows for the three months ending March 31, 2019 and 2018, follow. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

WEED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

TABLE OF CONTENTS

Page No.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	6

Condensed Consolidated Statements of Operations	7

Condensed Consolidated Statements of Equity	8

Condensed Consolidated Statements of Cash Flows	9

Notes to Consolidated Financial Statements	10 - 24

WEED, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
ASSETS	(unaudited)

CURRENT ASSETS:
Cash	$84,543	$70,608
Accounts Receivable	399	21
Prepaid expenses	70,556	71,290
Deposits	100,000	350,020

TOTAL CURRENT ASSETS	255,498	491,939

Land	136,400	136,400

Building	1,887,802	1,887,802
Computers & Equipment	573,376	570,397
Vehicle	105,132	105,132
Leasehold improvements	5,000	5,000
	2,571,310	2,568,331

Less: Accumulated depreciation	(264,208)	(224,198)

Property and equipment, net	2,307,102	2,344,133

Trademark	50,000	50,000
Less: Accumulated amortization	(2,133)	(1,483)
Trademark, net	47,867	48,517

TOTAL ASSETS	$2,746,867	$3,020,989

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$261,941	$240,459
Accrued officer compensation	8,000	0
Accrued interest	7,152	6,903
Notes payable, related parties	12,000	12,000
Notes payable	-	0

TOTAL CURRENT LIABILITIES	289,093	259,362

TOTAL LIABILITIES	289,093	259,362

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 200,000,000 authorized,
106,410,685 and 105,950,685 issued and outstanding, respectively	106,411	105,951
Unamortized Stock Based Compensation	(78,750)	(200,400)
Additional paid-in capital	61,456,633	50,896,121
Subscription payable	506,250	356,250
Accumulated deficit	(59,532,770)	(48,396,295)

TOTAL STOCKHOLDERS' EQUITY	2,457,774	2,761,627

TOTAL LIABILITIES & STOCKERHOLDERS' EQUITY	$2,746,867	$3,020,989

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEED, INC.
COSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months
	Ended March 31,
	2019	2018

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	185,760	371,977
Professional fees	10,909,326	3,961,759
Depreciation & amortization	40,660	41,158

Total operating expenses	11,135,746	4,374,894

NET OPERATING LOSS	(11,135,746)	(4,374,894)

OTHER INCOME (EXPENSE)
Interest income	0	9,338
Interest expense	(249)	(2,659)
Other income	1,000	-
Loss on extinguishment of debt	0	(1,064,719)
Other expense	(1,480)	(2,756)

TOTAL OTHER EXPENSE, NET	(729)	(1,060,796)

NET LOSS	$(11,136,475)	$(5,435,690)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

Outstanding - basic and fully diluted	106,169,574	101,351,403

Net loss per share - basic and fully diluted	$(0.10)	$(0.05)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEED, INC.
COSOLIDATED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Additional		Unamortized Stock		Total
			Paid-In	Subscriptions	Based	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Compensation	Deficit	Equity

Balance, December 31, 2018	105,950,685	105,951	50,896,121	356,250	(200,400)	(48,396,295)	2,761,627

Common stock sold for cash	250,000	250	199,750	150,000		-	350,000

Common stock returned	(200,000)	(200)	200				-

Common stock issued for services	410,000	410	679,990		121,650	-	802,050
							-
Vesting of employee stock options	-	-	9,680,572	-		-	9,680,572

Net loss	-	-	-	-		(11,136,475)	(11,136,475)

Balance, March 31, 2019	$106,410,685	$106,411	$61,456,633	$506,250	(78,750)	$(59,532,770)	2,457,774

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEED, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Three
	Months Ended
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(11,136,475)	$(5,435,690)
Adjustments to reconcile net loss
used in operating activities:
Depreciation and amortization	40,660	41,158
Estimated fair value of stock based compensation	9,680,572	3,653,839
Estimated fair value of shares issued for services	802,050	-
Loss on debt extinguishment	-	1,064,719
Decrease (increase) in assets
Accounts Receivable	(378)	-
Prepaid expenses and other assets	250,754	(209,469)
Increase (decrease) in liabilities
Accounts Payable	21,482	(4,330)
Accrued expenses	8,249	(102,235)

NET CASH USED IN OPERATING ACTIVITIES	(333,086)	(992,008)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,979)	(340,653)

NET CASH USED IN INVESTING ACTIVITIES	(2,979)	(340,653)

CASH FLOWS FROM FINANCING ACTIVITIES

Stock payable	150,000	-
Proceeds from notes payable	-	7,000
Repayments on notes payable, related party	-	(103,606)
Proceeds from the sale of common stock	200,000	1,373,550

NET CASH PROVIDED BY FINANCING ACTIVITIES	350,000	1,276,944

NET CHANGE IN CASH	13,935	(55,717)

CASH, BEGINNING OF PERIOD	70,608	161,178

CASH, END OF PERIOD	$84,543	$105,461

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year ended December 31:

Income taxes	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:

Mortgage issued for acquisition of land and property	-	1,040,662
Shares issued from subscription payable	-	200,770
Extinguishment of notes payable and accrued interest	-	385,281
Value of fixed assets acquired for stock	$-	$0

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEED, INC. AND SUBSIDIARY
(Formerly United Mines, Inc.)
Notes to Financial Statements
March 31, 2019

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

Basis of Presentation:
The accompanying condensed consolidated balance sheet at December 31, 2018, has been derived from audited consolidated financial statements and the unaudited condensed consolidated financial statements as of March 31, 2019 and 2018 ( the “financial statements”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Registration Statement on Form S-1 for the year ended December 31, 2018 (the “2018 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three ended March 31, 2019, are not necessarily indicative of the results of operations expected for the year ending December 31, 2019.

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
March 31, 2019

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

Revenue Recognition
On January 1, 2018, the Company adopted the new revenue recognition standard ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, using the cumulative effect (modified retrospective) approach. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings at the date of initial application. No cumulative-effect adjustment in retained earnings was recorded as the Company’s has no historical revenue. The impact of the adoption of the new standard was not material to the Company’s condensed consolidated financial statements for the three ended March 31, 2019. The Company expects the impact to be immaterial on an ongoing basis.

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

Advertising and Promotion
All costs associated with advertising and promoting products are expensed as incurred. These expenses were $1,247 and $602 for the three months ended March 31, 2019 and 2018, respectively.

WEED, INC. AND SUBSIDIARY
(Formerly United Mines, Inc.)
Notes to Financial Statements
March 31, 2019

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

The Company adopted the new lease guidance effective January 1, 2019 using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We elected the package of practical expedients which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. As of March 31, 2019, the adoption of the standard had no impact on the Company, as there were no leases in place longer than 12 months.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $59,532,770 and had limited working capital at March 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new products and services to begin generating revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

As of December 31, 2018, the non-refundable deposit amount of $110,000 for the property located in Westfield, New York was recorded as a loss on deposit due to the uncertainty of the acquisition. As of March 31, 2019, the refundable deposit amount of $350,000 related to the purchase of the Sugar Hill golf course property was returned by the Law Office of Biltekoff.

WEED, INC. AND SUBSIDIARY
(Formerly United Mines, Inc.)
Notes to Financial Statements
March 31, 2019

Note 3 – Related Party

Notes Payable
From time to time, the Company has received short term loans from officers and directors as disclosed in Note 8 below. The Company has a total of $12,000 and $12,000 of note payable on the consolidated balance sheet as of March 31, 2019 and December 31, 2018, respectively.

Services
Nicole M. Breen receives $1,500 a week in cash compensation for her services rendered to the Company.

Glenn E. Martin receives $8,000 a month in cash compensation for his services rendered to the Company.

Capital Contributions
The Company imputed interest on non-interest bearing, related party loans, resulting in a total of $0 and $0 of contributed capital during the three months ended March 31, 2019 and 2018, respectively.

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

A total of $8,000 and $0 of officer compensation was unpaid and outstanding at March 31, 2019 and 2018, respectively.

Stock Options Issued for Services – related party (2019)
On February 1, 2018, in connection with executive employment agreements, the Company granted non-qualified options to purchase an aggregate of 6,000,000 shares of the Company’s common stock at the exercise price of $10.55 per share. The options shall become exercisable at the rate of 1/3 upon the six-month anniversary, 1/3 upon the one-year anniversary and 1/3 upon the second anniversary of the grant. The options were valued at $45,987,970 using the Black-Scholes option pricing model. The Company recognized expense of approximately, $9,680,572 relating to these options during the three months ended March 31, 2019.

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
March 31, 2019

Note 4 – Fair Value of Financial Instruments (continued)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2019 and December 31, 2018, respectively:

Fair Value Measurements at December 31, 2018

	Level 1	Level 2	Level 3
Assets
Cash	$70,608	$-	$-
Total assets	$70,608	$-	$-
Liabilities
Notes payable, related parties	$-	12,,000	$-
Total liabilities	$-	$12,000	$-
	$70,608	$12,000	$-

Fair Value Measurements at March 31, 2019

	Level 1	Level 2	Level 3
Assets
Cash	$84,543	$-	$-
Total assets	$84,543	$-	$-
Liabilities
Notes payable, related parties	$-	12,000	$-
Total liabilities	$-	$12,000	$-
	$84,543	$12,000	$-

WEED, INC. AND SUBSIDIARY
(Formerly United Mines, Inc.)
Notes to Financial Statements
March 31, 2019

Note 4 – Fair Value of Financial Instruments (continued)

The fair values of our related party debts are deemed to approximate book value and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the three months ended March 31, 2019 and the year ended December 31, 2017.

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

(1)Consideration consisted of an advance payment of 25,000 shares of the Company’s common stock valued at $30,000 based on the closing price of the Company’s common stock on the July 18, 2017 date of grant.

WEED, INC. AND SUBSIDIARY
(Formerly United Mines, Inc.)
Notes to Financial Statements
March 31, 2019

Note 5 – Investment in Land and Property (Continued)

(2) Purchaser’s shares of closing costs, including the seller’s prepaid property taxes.

(3) As noted above, the note was settled with a payment of $100,000 and the issuance of 125,000 shares of common stock.

In January 2018, the Company closed on the purchase of property, consisting of a condominium in La Veta, Colorado to house Company personnel and consultants for total consideration approximating $140,000, which was paid in cash at the time of closing. The home has 3 bedrooms and 2.5 baths.   Sangre took immediate possession of the property. La Veta, Colorado is a small town and rental or short-term housing is very difficult to obtain. The Compa ny personnel and consultants are no longer residing at the property, and it is currently vacant.

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

A settlement payment of $155,000 was received from an insurance company related to a fire near one of our properties in La Veta, Colorado.

Note 6 – Property and Equipment

Property and equipment consist of the following at March 31, 2019 and December 31, 2018, respectively:

	March 31,	December 31,
	2019	2018
Property improvements	$5,000	$5,000
Automobiles	105,132	105,132
Office equipment	4,933	4,933
Furniture & Fixtures	2,979	0
Lab equipment	65,769	65,769
Construction in progress (2)	499,695	499,695
Property (1)	1,887,802	1,887,802
Property and equipment, gross	2,571,310	2,568,331
Less accumulated depreciation	(264,208)	(224,198)
Property and equipment, net	$2,307,102	2,344,133

(1)
In 2018, the Company purchased two properties in La Veta, Colorado. The property located on 169 Valley Vista was purchased for $140,000, and the property located on 1390 Mountain Valley Road was purchased for $1,200,000 (see Note 8).

(2)	HVAC/furnace system and research facility center are under construction.

Depreciation and amortization expense totaled $40,660 and $41,158 for the three months ended March 31, 2019 and 2018, respectively.

Note 7 – Intangible Assets

In accordance with FASB ASC 350, “Intangibles-Goodwill and Other”, the Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The US and Europe trademarks were acquired for $40,000 and $10,000, respectively, during the year ended December 31, 2018. Trademarks are initially measured based on their fair value and amortized by 10 and 25 years.

Amortization expense totaled $650 and $0 for the three months ended March 31, 2019 and 2018, respectively.

WEED, INC. AND SUBSIDIARY
(Formerly United Mines, Inc.)
Notes to Financial Statements
March 31, 2019

Note 7 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at March 31, 2019 and December 31, 2018, respectively:

March 31,2019	December 31,2018
On various dates, the Company received advances from the Company’s CEO, Glenn Martin. Mr. Martin owns approximately 56.2% of the Company’s common stock at March 31, 2018. Over various dates in 2017, the Company received a total of $9,000 of advances from Mr. Martin, and they were repaid by July 3, 2017. On January 19, 2018, the Company received an unsecured loan, bearing interest at 2%, in the amount of $25,000 from Mr. Martin, and the loan was paid off in full on February 2, 2018. The Company also repaid an advance of $7,000 on July 6, 2018 received from Mr. Martin on January 16, 2018.The unsecured non-interest-bearing loans were due on demand. A detailed list of advances and repayments follows:
$-	$-

On December 29, 2017, the Company received an unsecured loan, bearing interest at 2% in the amount of $37,000, due on demand from Dr. Pat Williams, PhD. The amount outstanding was $0 during the periods ended March 31, 2019 and December 31, 2018. Mr. Williams is a founding member and principal of our wholly-owned subsidiary, Sangre AT, LLC	-	-

On April 12, 2010, the Company received an unsecured, non-interest-bearing loan in the amount of $2,000, due on demand from Robert Leitzman. Interest is being imputed at the Company’s estimated borrowing rate, or 10% per annum. The largest aggregate amount outstanding was $2,000 during the periods ended March 31, 2019 and December 31, 2018. Mr. Leitzman owns less than 1% of the Company’s common stock, however, the Mr. Leitzman is deemed to be a related party given the non-interest-bearing nature of the loan and the materiality of the debt at the time of origination.	2,000	2,000

Over various dates in 2011 and 2012, the Company received unsecured loans in the aggregate amount of $10,000, due on demand, bearing interest at 10%, from Sandra Orman. The largest aggregate amount outstanding was $10,000 during the periods ended March 31, 2019 and December 31, 2018. Mrs. Orman owns less than 1% of the Company’s common stock, however, Mrs. Orman is deemed to be a related party given the nature of the loan and the materiality of the debt at the time of origination.	10,000	10,000

Notes payable, related parties	$12,000	$12,000

The Company recorded interest expense in the amount of $249 and $193 for the three months ended March 31, 2019 and 2018, respectively, including imputed interest expense in the amount of $249 and $151 during such periods related to notes payable, related parties.

WEED, INC. AND SUBSIDIARY
(Formerly United Mines, Inc.)
Notes to Financial Statements
March 31, 2019

Note 8 – Notes Payable

Note payable consist of the following at March 31, 2019 and December 31, 2018, respectively:

March 31, 2019	December 31, 2018
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
$-	$-

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
-	-

$-	$-

The Company recognized interest expense of $0 and $2,200 related to the note payables for the three months ended March 31, 2019 and 2018, respectively.

WEED, INC. AND SUBSIDIARY
(Formerly United Mines, Inc.)
Notes to Financial Statements
March 31, 2019

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
(Formerly United Mines, Inc.)
Notes to Financial Statements
March 31, 2019

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

2019 Common Stock Activity

Common Stock Sales (2019)

During the quarter ended March 31, 2019, the Company issued 250,000 shares of common stock for proceeds of $200,000. 300,000 shares valued at $150,000 were not issued at March 31, 2019 and such amount has been included in subscriptions payable.

Common Stock Issued for Services (2019)

During the three months ended March 31, 2019, the Company agreed to issue an aggregate of 410,000 shares of common stock to consultants for services performed. 400,000 shares valued at $668,000 were based on the closing price of the agreement date, and 10,000 shares valued at $12,400 were based on the closing price of the Company’s common stock earned on the measurement date.

Common Stock Cancellations

On January 31, 2019, the Company cancelled a total of 200,000 shares of common stock valued at $0 previously granted to a consultant, David Johnson, for non-performance of services. The cancellation was accounted as a repurchase for no consideration.

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

WEED, INC. AND SUBSIDIARY
(Formerly United Mines, Inc.)
Notes to Financial Statements
March 31, 2019

Note 10 – Stockholders’ Equity (continued)

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

Note 11 – Common Stock Warrants and Options

Common Stock Warrants Granted (2019)

No common stock warrants were granted during the three months ended March 31, 2019.

Common stock warrants granted consist of the following at March 31, 2019 and December 31, 2018, respectively:

March 31, 2019				December 31, 2018
Issuance	Warrant	Name	# of Common	Issuance	Warrant	Name	# of Common
Date	#		Stock Warrants	Date	#		Stock Warrants
				1/5/2018	1029	Lex Seabre	100,000.00
Total			-	1/21/2018	1031	Roger Forsyth	100,000.00
				1/23/2018	1032	Roger Forsyth	100,000.00
				2/9/2018	1033	Lawrence Wesigal	15,000.00
				3/19/2018	1034	Donald Steinberg	150,000.00
				3/15/2018	1035	Donald Harrington	12,500.00
				4/26/2018	1036	Roger Seabre	100,000.00
				4/26/2018	1037	Michael Kirk Wines	100,000.00
				5/7/2018	1038	Donald Steinberg	400,000.00
				5/15/2018	1039	Roger Seabre	200,000.00
				6/13/2018	1040	Blue Ridge Enterprises	450,000.00
				6/26/2018	1041	Dianna Steinberg	200,000.00
				Total			1,927,500.00

WEED, INC. AND SUBSIDIARY
(Formerly United Mines, Inc.)
Notes to Financial Statements
March 31, 2019

Note 11 – Common Stock Warrants and Options (continued)

A summary of the Company’s outstanding common stock warrants is as follows as of March 31, 2019:

Issuance	Warrant			# of Common	Strike	Term
Date	#	Name	Document	Stock Warrants	Price	In Mos.

12/31/17				1,973,333

01/02/18	1009	Exercise - Edward Matkoff	Subscription Agreement	(50,000)	$ 3.00	12
01/05/18	1029	Lex Seabre	Subscription Agreement	100,000	$ 5.00	12
01/21/18	1031	Roger Forsyth	Subscription Agreement	100,000	$ 12.50	24
01/23/18	1010	Expired - Sandra Hogan	Subscription Agreement	(2,000)	$ 3.00	12
01/23/18	1032	Roger Forsyth	Subscription Agreement	100,000	$ 12.50	24
02/09/18	1033	Lawrence Wesigal	Subscription Agreement	15,000	$ 12.50	12
03/19/18	1034	Donald Steinberg	Subscription Agreement	150,000	$ 5.00	12
03/15/18	1035	Donald Harrington	Subscription Agreement	12,500	$ 5.00	12
04/20/17	1015	Expired - Lex Seabre	Subscription Agreement	(375,000)	$ 3.00	12
04/20/17	1020	Expired - Lex Seabre	Subscription Agreement	(125,000)	$ 3.00	12
04/26/18	1036	Roger Seabre	Subscription Agreement	100,000	$ 5.00	12
04/26/18	1037	Michael Kirk Wines	Subscription Agreement	100,000	$ 5.00	12
05/07/18	1038	Donald Steinberg	Subscription Agreement	400,000	$ 6.00	12
05/15/18	1039	Roger Seabre	Subscription Agreement	200,000	$ 6.00	12
06/13/18	1040	Blue Ridge Enterprises	Subscription Agreement	450,000	$ 6.00	12
06/16/17	1019	Expired - Black Mountain Equities	Debt Exchange Agreement	(70,000)	$ 3.00	12
06/26/18	1041	Dianna Steinberg	Subscription Agreement	200,000	$ 6.00	12
12/31/18				3,278,833

01/05/18	1029	Expired - Lex Seabre	Subscription Agreement	(100,000)	$ 5.00	12
02/09/18	1033	Expired - Lawrence Wesigal	Subscription Agreement	(15,000)	$ 12.50	12
03/19/18	1034	Expired - Donald Steinberg	Subscription Agreement	(150,000)	$ 5.00	12
03/15/18	1035	Expired - Donald Harrington	Subscription Agreement	(12,500)	$ 5.00	12
03/31/19				3,001,333

Common Stock Warrants Expired (2019)

A total of 277,500 warrants expired during the three months ended March 31, 2019.

Warrants Exercised (2019)

No warrants were exercised during the three months ended March 31, 2019.

2018 Common Stock Warrant Activity

Common Stock Warrants Granted (2018)

See Note 10 for details on warrants issued during the year ended December 31, 2018.

WEED, INC. AND SUBSIDIARY
(Formerly United Mines, Inc.)
Notes to Financial Statements
March 31, 2019

Note 11 – Common Stock Warrants and Options (continued)

Common Stock Warrants Exercised (2018)

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
March 31, 2019

Note 11 – Common Stock Warrants and Options (continued)

The assumptions used in the Black-Scholes model are as follows:

For the period ended March 31, 2019
Risk-free interest rate	1.75%
Expected dividend yield	0%
Expected lives	6.0 years
Expected volatility	200%

A summary of the Company’s stock option activity and related information is as follows:

	For the three months ended March 31, 2019
	Number of	Average
	Shares	Price
Outstanding at the beginning of period	-	$-
Granted	6,000,000	10.55
Exercised/Expired/Cancelled	-	-
Outstanding at the end of period	6,000,000	$10.55
Exercisable at the end of period	1,250,000	$10.55

Note 12 – Subsequent Events

On April 21, 2019, the Company sold 100,000 shares of common stock in exchange for total proceeds of $50,000.

On April 22, 2019, the Company sold 200,000 shares of common stock in exchange for total proceeds of $100,000.

The Company is in the process of acquiring an exclusive license to utilize the technology from Yissum Research Development Company for a total of $1,000,000. The licensee fee is irrevocable, non-creditable, and non-refundable and will be paid in three installments with the first installment paid on February 26, 2019.

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

On July 26, 2017, we acquired a property located in La Veta, Colorado in order for Sangre to complete its 5-Year, $15+ million Cannabis Genomic Study. The site includes a 10,000+ sq. ft. building that will house Sangre’s genomic research facility, a 4,000+ square foot building for plant product analytics and plant product extraction, a 3,500 sq. ft. corporate office center, and 25 RV slots with full water and electric, which we plan to convert into a series of small research pods. Under the terms of the purchase agreement, we paid $525,000 down, along with 25,000 shares of our common stock, and Sangre took immediate possession of the property. We were obligated to pay an additional $400,000 in cash and issue an additional 75,000 shares of our common stock over the two next years in order to pay the entire purchase price. To date we have spent $354,000 renovating the property and an additional $400,000 on extraction and analytical lab equipment. We plan to completethe property renovations by Q3 of 2019, at an estimated cost of $300,000. We will need additional extraction equipment and analytical lab equipment, totaling approximately $700,000. We will need to raise additional funds in order to complete the planned renovations and pay the purchase price for the equipment.

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

Corporate Overview

We were originally incorporated under the name Plae, Inc., in the State of Arizona on August 20, 1999. At the time we operated under the name Plae, Inc., no business was conducted. No books or records were maintained and no meetings were held. In essence, nothing wasdone after incorporation until Glenn E. Martin took possession of Plae, Inc. in January 2005. On February 18, 2005, the corporate name was changed to King Mines, Inc. and then subsequently changed to its current name, United Mines, Inc., on March 30, 2005. No shares were issued until the Company became United Mines, Inc. From 2005 until 2015, we were an exploration stage mineral exploration company that owned a number of unpatented mining claims and Arizona State Land Department claims.

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

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018

Results of Operations

	Three Months Ended March 31,
	2019	2018
Revenue	$-	$-

Operating expenses:

General and administrative	185,760	371,977
Professional fees	10,909,326	3,961,759
Depreciation and amortization	40,660	41,158
Total operating expenses	11,135,746	4,374,894

Net operating loss	(11,135,746)	(4,374,894)

Other Expense
Goodwill impairment	-	-
Interest income	-	9,338
Interest expense	(249)	(2,659)
Other income	1,000	-
Loss on extinguishment of debt	-	(1,064,719)
Other expense	(1,480)	(2,756)

Net loss	$(11,136,475)	$(5,435,690)

Operating Loss; Net Loss

Our net loss increased by $5,700,785, from ($5,435,690) to ($11,136,475), from the three months ended March 31, 2018 compared to the three months ended March 31, 2019. Our operating loss increased by $6,760,852, from ($4,374,894) to ($11,135,746) for the same period. The increase in operating loss and net loss compared to the same period of the prior year is primarily a result of our significant increase in professional fees, offset slightly by decreases in our general and administrative expenses and depreciation and amortization expenses. These changes are detailed below.

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

General and Administrative Expenses

General and administrative expenses decreased by $186,217, from $371,977 for the three months ended March 31, 2018 to $185,760 for the three months ended March 31, 2019, primarily due to decreases in lab supplies and construction labor for the research facilities.

Professional Fees

Our professional fees increased by $6,947,567 during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Our professional fees were $10,909,326 for the three months ended March 31, 2019 and $3,961,759 for the three months ended March 31, 2018. These fees are largely related to fees paid for legal and accounting services, along with compensation to independent contractors, and increased primarily as a result of increased stock-based compensation awards. The significant increase in professional fees for the three months ended March 31, 2019, related to stock-based compensation awards, as well as, costs incurred in connection with the land and property acquisitions and the work related to our registration statement filing and related amendments. We expect these fees to grow steadily as our business expands if we continue to use stock-based compensation. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization

During the three months ended March 31, 2019 we had depreciation and amortization expense of $40,660, compared to $41,158 in the three months ended March 31, 2018. Our depreciation and amortization expense primarily relates to our property and trademark acquisitions.

Interest Expense

Interest expense decreased from $2,659 to $249 for the three months ended March 31, 2018 compared to the same period in 2019. Our interest expense primarily relates to the mortgages maintained on our acquired properties.

Other Income

Other income increased from $0 to $1,000 for the three months ended March 31, 2018 compared to the same period in 2019. Our other income for the three months ended March 31, 2019, related to a refund check for checking account ending in 1882 from Bank of America. Due to the account was closed in October 2018, the bank did not provide any other information for the refund.

Other Expense

Other expense decreased from $2,756 to $1,480 for the three months ended March 31, 2018 compared to the same period in 2019. Our other expense for the three months ended March 31, 2019, relates to bank service charges.

Liquidity and Capital Resources

Introduction

During the three months ended March 31, 2019, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of March 31, 2019 was $84,543 and our monthly cash flow burn rate was approximately $45,000. Our cash on hand was primarily proceeds from the sales of our securities. We currently do not believe we will be able to satisfy our cash needs from our revenues for many years to come.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2019 and December 31, 2018, respectively, are as follows:

	March 31, 2019	December 31, 2018	Change

Cash	$84,543	$70,608	$13,935
Total Current Assets	255,498	491,939	(236,441)
Total Assets	2,746,867	3,020,989	(274,122)
Total Current Liabilities	289,093	259,362	29,731
Total Liabilities	$289,093	259,362	$29,731

Our total assets decreased by $274,122 as of March 31, 2019 as compared to December 31, 2018. The decrease in our total assets between the two periods was primarily attributed to a decrease in our deposits at March 31, 2019 compared to December 31, 2018, slightly offset by an increase in cash of approximately $14,000.

Our current liabilities and total liabilities increased by $29,731, as of March 31, 2019 as compared to December 31, 2018. This increase was due to increases in accounts payable, accrued officer compensation and accrued interest.

In order to pay our obligations in full or in part when due, we will be required to raise capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available as of March 31, 2019 of $84,543 and $70,608 as of December 31, 2018. Based on our revenues, cash on hand and current monthly burn rate of approximately $4,666, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $333,086 for the three months ended March 31, 2019, as compared to $992,008 for the three months ended March 31, 2018. For the period in 2019, the net cash used in operating activities consisted primarily of our net loss of ($11,136,475), offset by estimated fair value of stock-based compensation of $9,680,572, estimated value of shares issued for services of $802,050, and depreciation and amortization of $40,660, and adjusted by an increase in prepaid expenses and other assets of $250,754, a decrease in accrued expenses of $8,249, and a decrease in accounts payable of $21,482. For the three months ended March 31, 2018, the net cash used in operating activities consisted primarily of our net loss of ($5,435,690), fair value of vested stock options of $3,653,839, loss on extinguishment of debt of $1,064,719, and depreciation and amortization of $41,158, adjusted by an increase in prepaid expenses and other assets of $209,469, and decreases in accrued expenses of $102,235 and accounts payable of $4,330.

Investments

For the three months ended March 31, 2019, we had net cash used in investing activities of $2,979, consisting entirely of purchases of property and equipment. For the period in 2018, the net cash used in investing activities of $340,653, consisting entirely of purchases of property and equipment.

Financing

Our net cash provided by financing activities for the three months ended March 31, 2019 was $350,000, compared to $1,276,944 for the three months ended March 31, 2018. For the period in 2019, our financing activities related to proceeds from the sale of common stock of $200,000, and stock payable of $150,000. For the period in 2018, our financing activities related to proceeds from the sale of common stock of $1,373,550, proceeds from notes payable of $7,000, offset by repayments on notes payable of ($103,606).

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

As of March 31, 2019, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2019 to the same extent they were not effective as of December 31, 2018.

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

On September 14, 2018, WEED, Inc. filed a Motion for Partial Summary Judgment (MPSJ) seeking the dismissal of all remaining claims in the First Amended Complaint. On November 26, 2018, plaintiff filed an opposition to the motion for partial summary judgment, together with a cross-motion for summary judgment on both plaintiff’s claims and the Corporation’s counterclaims. Those motions have been fully briefed. Originally, the Court set oral argument on the motions for May 16, 2019, but that hearing has been postponed by the Court due to health issues with Plaintiff’s counsel. The hearing has not been rescheduled.

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

ITEM 1
Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2
Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2019, we issued the following unregistered securities:

Common Stock Sales

During the three months ended March 31, 2019, we sold an aggregate of 250,000 shares of our common stock to three unrelated investors for an aggregate of $200,000. The issuances were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make this determination we relied on the representations of the purchaser contained in the securities purchase agreements signed by the purchasers, which indicated the purchasers were knowledgeable about our management and our operations, were sophisticated investors, and understood the purchase was part of a private placement.

Common Stock Issued to Consultants

During the three months ended March 31, 2019, we issued an aggregate of 410,000 shares of our common stock to two unrelated consultants for services rendered. The shares were valued at an average of $1.65 per share. The issuances were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make that determination we relied on the representations of the purchasers contained in the agreements signed by the purchasers and the fact the consultants did work for the company and was familiar with the company, its operations and its management.

ITEM 3
Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4
Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5
Other Information

License and Merger Agreement

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

The description of the Technology Agreement set forth in this report is qualified in its entirety by reference to the full text of that document, which is attached hereto as Exhibit 10.14 and is incorporated herein by reference.

Consulting Agreement

In connection with the Technology Agreement, on March 1, 2019, we entered into a Consulting Agreement with Yissum and Prof. Elka Touitou (“Consultant”), under which Consultant will provide us with consulting services comprised of the following: (i) providing advice, support, theories, techniques formulations and improvements in connection with our scientific research and product development activities related to the development and commercialization of the Technology and products and services (ii) making presentations and be a speaker (including a keynote speaker) at local and international conferences and events to be mutually agreed upon us and the Consultant in advance; (iii) reading and reviewing relevant scientific publications; and (iv) reviewing and commenting on all patent applications and patents within the Technology and any other of our new patents applications and/or patents in the field of Cannabinoids and hemp (including high dosage THC, THC or Cannabidiols (CBD)), which 100% of all discoveries, know-how and patents will be owned by WEED, Inc. In exchange for her services under the Agreement, the Consultant receives: (i) $75,000 one-time consultancy fee, (ii) a monthly consultancy fee of USD$6,250, and (iii) 75,000 shares of our common stock, restricted with a standard restrictive legend. The Consulting Agreement is for a term of two years.

The description of the Consulting Agreement set forth in this report is qualified in its entirety by reference to the full text of that document, which is attached hereto as Exhibit 10.15 and is incorporated herein by reference.

ITEM 6
Exhibits

Item No.	Description

3.1 (1)	Articles of Incorporation of WEED, Inc.

3.2 (1)	Bylaws of WEED, Inc.

10.1 (1)	Share Exchange Agreement by and between WEED, Inc. and Sangre AT, LLC dated April 20, 2017

10.2 (1)	Promissory Note dated July 26, 2017 issued to A.R. Miller for acquisition of La Veta, CO Property

10.3 (1)	Deed of Trust dated July 26, 2017 related to acquisition of La Veta, CO Property

10.4 (2)	Form of Securities Purchase Agreement

10.5 (2)	Form of Warrant Agreement

10.6 (2)	Purchase and Sale Agreement by and between WEED, Inc. and Greg DiPaolo’s Pro Am Golf, LLC dated October 24, 2017

10.7 (3)	Amendment No. 1 to Promissory Note by and between WEED, Inc. and A.R. Miller dated January 12, 2018

10.8 (3)	Amended & Restated Employment Agreement with Glenn E. Martin dated February 1, 2018

10.9 (3)	Amended & Restated Employment Agreement with Nicole M. Breen dated February 1, 2018

10.10 (3)	Form of WEED, Inc. Restricted Stock Agreement

10.11 (3)	Form of WEED, Inc. Notice of Grant of Non-Qualified Stock Options

10.12 (3)	Wage Settlement and Release Agreement with Ryan Breen dated February 1, 2018

10.13 (4)	Second Addendum to Purchase and Sale Agreement Greg DiPaolo's Pro Am Gold, LLC dated February 19, 2018

10.14 (5)	Exclusive License and Assignment Agreement with Yissum Research Development Company of the Hebrew University of Jerusalem, Ltd. dated March 1, 2019

10.15 (5)	Consulting Agreement with Yissum Research Development Company of the Hebrew University of Jerusalem, Ltd. and Prof. Elka Touitou dated March 1, 2019

21.1 (6)	Subsidiaries of WEED, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

WEED, Inc.

Dated: May 20, 2019		/s/ Glenn E. Martin
	By:	Glenn E. Martin
	Its:	President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer) (Principal Financial Officer)