Form 10-Q
period 2019-06-30
WEED, INC.
filed 2019-08-14
CIK 1393772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 14, 2019, there were 107,943,685 shares of common stock, $0.001 par value, issued and outstanding.

WEED, INC.

PART I – FINANCIAL INFORMATION

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

ITEM 1                      Condensed Consolidated Financial Statements

The consolidated balance sheets as of June 30, 2019 (unaudited) and December 31, 2018, the consolidated statements of operations for the three months and six months ended June 30, 2019 and 2018, the consolidated statement of stockholders equity (deficit) for the six months ended June 30, 2019, and the consolidated statements of cash flows for the six months ending June 30, 2019 and 2018, follow. The unaudited interim condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

WEED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

TABLE OF CONTENTS

Page No.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	6

Condensed Consolidated Statements of Operations	7

Condensed Consolidated Statements of Cash Flows	8

Condensed Consolidated Statements of Changes in Stockholders' Equity	9

Notes to Consolidated Financial Statements	10

  WEED, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
ASSETS	(unaudited)

CURRENT ASSETS:
Cash	$3,664	$70,608
Accounts Receivable	822	21
Prepaid expenses	24,253	71,290
Deposits	172,000	350,020

TOTAL CURRENT ASSETS	200,739	491,939

Land	136,400	136,400

Building	1,887,802	1,887,802
Computers & Equipment	573,376	570,397
Vehicle	105,132	105,132
Leasehold improvements	5,000	5,000
	2,571,310	2,568,331

Less: Accumulated depreciation	(304,314)	(224,198)

Property and equipment, net	2,266,996	2,344,133

Trademark	50,000	50,000
Less: Accumulated amortization	(2,783)	(1,483)
Trademark, net	47,217	48,517

TOTAL ASSETS	$2,651,352	$3,020,989

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$319,416	$240,459
Accrued Expense	4,000	0
Accrued officer compensation	39,500	0
Accrued interest	9,292	6,903
Notes payable, related parties	246,000	12,000
Notes payable	-	0
Due to Officer	723	0

TOTAL CURRENT LIABILITIES	618,931	259,362

TOTAL LIABILITIES	618,931	259,362

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 200,000,000 authorized,
107,667,685 and 105,950,685 issued and outstanding, respectively	107,668	105,951
Unamortized Stock Based Compensation	(78,750)	(200,400)
Additional paid-in capital	68,245,603	50,896,121
Subscription payable	463,850	356,250
Accumulated deficit	(66,705,429)	(48,396,295)
Accumulated other comprehensive loss:
Foreign currency translation	(521)	-

TOTAL STOCKHOLDERS' EQUITY	2,032,421	2,761,627

TOTAL LIABILITIES & STOCKERHOLDERS' EQUITY	$2,651,352	$3,020,989

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEED, INC.
COSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	124,928	405,666	310,688	777,643
Professional fees	7,004,377	8,930,451	17,913,703	12,892,210
Depreciation & amortization	40,756	44,171	81,416	85,329

Total operating expenses	7,170,061	9,380,288	18,305,807	13,755,182

NET OPERATING LOSS	(7,170,061)	(9,380,288)	(18,305,807)	(13,755,182)

OTHER INCOME (EXPENSE)
Interest income	-	-	0	9,338
Interest expense	(2,140)	(5,148)	(2,389)	(7,807)
Other income	17	-	1,017	-
Loss on extinguishment of debt	-	-	0	(1,064,720)
Other expense	(476)	(1,976)	(1,956)	(4,731)

TOTAL OTHER EXPENSE, NET	(2,599)	(7,124)	(3,328)	(1,067,920)

NET LOSS	$(7,172,660)	$(9,387,412)	$(18,309,135)	$(14,823,102)

OTHER COMPREHENSIVE LOSS	(521)	-	(521)	-

COMPREHENSIVE INCOME	(7,173,181)	(9,387,412)	(18,309,656)	(14,823,102)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

Outstanding - basic and fully diluted	107,274,850	102,362,597	107,667,685	101,859,793

Net loss per share - basic and fully diluted	$(0.07)	$(0.09)	$(0.17)	$(0.15)

The accompanying notes are an integral part of these unaudited consolidated financial statements

WEED, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Six
	Months Ended
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(18,309,135)	$(14,823,102)
Adjustments to reconcile net loss
used in operating activities:
Depreciation and amortization	81,416	85,329
Estimated fair value of stock based compensation	15,413,319	9,387,000
Estimated fair value of shares issued for services	1,709,530	2,737,900
Loss on debt extinguishment	-	1,064,720
Decrease (increase) in assets
Accounts Receivable	(801)	-
Prepaid expenses and other assets	225,057	(112,358)
Increase (decrease) in liabilities
Accounts Payable	78,958	(66,691)
Accrued expenses	46,612	(165,405)

NET CASH USED IN OPERATING ACTIVITIES	(755,044)	(1,892,607)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,979)	(350,720)
Purchase of intangible assets	-	(40,000)

NET CASH USED IN INVESTING ACTIVITIES	(2,979)	(390,720)

CASH FLOWS FROM FINANCING ACTIVITIES

Stock payable	107,600	-
Proceeds from notes payable - related party	234,000	7,000
Repayments on notes payable	-	(113,788)
Proceeds from the sale of common stock	350,000	3,023,550

NET CASH PROVIDED BY FINANCING ACTIVITIES	691,600	2,916,762

NET CHANGE IN CASH	(66,423)	633,435

EFFECT OF EXCHANGE RATE ON CASH	(521)	-

CASH, BEGINNING OF PERIOD	70,608	161,178

CASH, END OF PERIOD	$3,664	$794,613

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year ended December 31:

Income taxes	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:

Mortgage issued for acquisition of land and property	-	1,040,662
Shares issued from subscription payable	-	200,770
Extinguishment of notes payable and accrued interest	-	385,281

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEED, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock						Other	Total
			Additional	Subscriptions	Unamortized Stock	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Paid-In Capital	Payable	Based Compensation	Deficit	loss	Equity

Balance, December 31, 2018	105,950,685	105,951	50,896,121	356,250	(200,400)	(48,396,295)		2,761,627

Common stock sold for cash	250,000	250	199,750	150,000		-		350,000

Common stock returned	(200,000)	(200)	200					-

Common stock issued for settlement of debt	-	-	-	-		-		-

Common stock issued for services	410,000	410	679,990		121,650	-		802,050
								-
Vesting of employee stock options	-	-	9,680,572	-		-		9,680,572

Net loss	-	-	-	-		(11,136,474)		(11,136,474)

Balance, March 31, 2019	$106,410,685	$106,411	$61,456,633	$506,250	(78,750)	(59,532,769)		$2,457,775

Common stock sold for cash	300,000	300	149,700	(90,000)				60,000

Common stock returned		-						-

Common stock issued for services	957,000	957	906,523	47,600				854,020

Vesting of employee stock options			5,732,747					11,402,497

Vesting of employee stock comp								-
								-
Audit Adjustment								-

Net loss						(7,172,660)		(7,172,660)

Other comprehensive income, net							(521)

Balance, June 30, 2019	107,667,685	107,668	68,245,603	463,850	(78,750)	(66,705,429)	(521)	2,032,421

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2019
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

Basis of Presentation:
The accompanying condensed consolidated balance sheet at December 31, 2018, has been derived from audited consolidated financial statements and the unaudited condensed consolidated financial statements as of June 30, 2019 and 2018 ( the “financial statements”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Registration Statement on Form S-1 for the year ended December 31, 2018 (the “2018 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the six months ended June 30, 2019, are not necessarily indicative of the results of operations expected for the year ending December 31, 2019.

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
AS OF JUNE 30, 2019
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

Revenue Recognition
On January 1, 2018, the Company adopted the new revenue recognition standard ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, using the cumulative effect (modified retrospective) approach. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings at the date of initial application. No cumulative-effect adjustment in retained earnings was recorded as the Company’s has no historical revenue. The impact of the adoption of the new standard was not material to the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2019. The Company expects the impact to be immaterial on an ongoing basis.

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

Advertising and Promotion
All costs associated with advertising and promoting products are expensed as incurred. These expenses were $3,441 and $800 for the six months ended June 30, 2019 and 2018, respectively.

WEED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2019
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

The Company adopted the new lease guidance effective January 1, 2019 using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We elected the package of practical expedients which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. As of June 30, 2019, the adoption of the standard had no impact on the Company, as there were no leases in place longer than 12 months.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $66,705,429 and had limited working capital at June 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new products and services to begin generating revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

As of June 28, 2019, a total deposit amount of $72,000 was transferred to Law Office of Biltekoff for the Sugar Hill golf course auction.

WEED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2019
(UNAUDITED)

Note 3 – Related Party

Notes Payable
From time to time, the Company has received short term loans from officers and directors as disclosed in Note 7 below. The Company has a total of $246,000 and $12,000 of note payable on the consolidated balance sheet as of June 30, 2019 and 2018, respectively.

Services
Nicole M. Breen receives $1,500 a week in cash compensation for her services rendered to the Company.

Glenn E. Martin receives $8,000 a month in cash compensation for his services rendered to the Company.

Capital Contributions
The Company imputed interest on non-interest bearing, related party loans, resulting in a total of $0 and $0 of contributed capital during the six months ended June 30, 2019 and 2018, respectively.

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

A total of $39,500 and $0 of officer compensation was unpaid and outstanding at June 30, 2019 and 2018, respectively.

Stock Options Issued for Services – related party (2019)
On February 1, 2018, in connection with executive employment agreements, the Company granted non-qualified options to purchase an aggregate of 6,000,000 shares of the Company’s common stock at the exercise price of $10.55 per share. The options shall become exercisable at the rate of 1/3 upon the six-month anniversary, 1/3 upon the one-year anniversary and 1/3 upon the second anniversary of the grant. The options were valued at $45,987,970 using the Black-Scholes option pricing model. The Company recognized expense of approximately, $15,413,319 relating to these options during the six months ended June 30, 2019.

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
AS OF JUNE 30, 2019
(UNAUDITED)

Note 4 – Fair Value of Financial Instruments (Continued)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2019 and 2018, respectively:

Fair Value Measurements at December 31, 2018

	Level 1	Level 2	Level 3
Assets
Cash	$70,608	$-	$-
Total assets	$70,608	$-	$-
Liabilities
Notes payable, related parties
Notes payable	$-	$12,000	$-
Total liabilities	$-	$12,000	$-
	$70,608	$12,000	$-

Fair Value Measurements at June 30, 2019

	Level 1	Level 2	Level 3
Assets
Cash	$3,664	$-	$-
Total assets	$3,664	$-	$-
Liabilities
Notes payable, related parties
Notes payable	$-	$246,000	$-
Total liabilities	$-	$246,000	$-
	$3,664	$246,000	$-

WEED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2019
(UNAUDITED)

Note 4 – Fair Value of Financial Instruments (Continued)

The fair values of our related party debts are deemed to approximate book value and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the six months ended June 30, 2019 and the year ended December 31, 2018.

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
AS OF JUNE 30, 2019
(UNAUDITED)

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

On June 25, 2019, the Company received $60,000 from Lex Seabre in exchange for 120,000 shares of common stock of the Company. The $60,000 was paid as a deposit for the Sugar Hill golf course property auction.

On June 28, 2019, the Company received a loan of $12,000 from Nicole Breen. The $12,000 was paid as a deposit for the Sugar Hill golf course property auction.

Note 6 – Property and Equipment

Property and equipment consist of the following at June 30, 2019 and December 31, 2018, respectively:

	June 30,	December 31,
	2019	2018
Property improvements	$5,000	$5,000
Automobiles	105,132	105,132
Office equipment	4,933	4,933
Furniture & Fixtures	2,979	0
Lab equipment	65,769	65,769
Construction in progress (2)	499,695	499,695
Property (1)	1,887,802	1,887,802
Property and equipment, gross	2,571,310	2,568,331
Less accumulated depreciation	(304,314)	(224,198)
Property and equipment, net	$2,266,996	2,344,133

(1)
In 2018, the Company purchased two properties in La Veta, Colorado. The property located on 169 Valley Vista was purchased for $140,000, and the property located on 1390 Mountain Valley Road was purchased for $1,200,000 (see Note 8).

(2)	HVAC/furnace system and research facility center are under construction.

Depreciation and amortization expense totaled $81,416 and $85,329 for the six months ended June 30, 2019 and 2018, respectively.

WEED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2019
(UNAUDITED)

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

Amortization expense totaled $1,300 and $267 for the six months ended June 30, 2019 and 2018, respectively.

Note 7 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at June 30, 2019 and December 31, 2018, respectively:

June 30,2019	December 31,2018
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
$-	$-

On December 29, 2017, the Company received an unsecured loan, bearing interest at 2% in the amount of $37,000, due on demand from Dr. Pat Williams, PhD. The amount outstanding was $0 during the periods ended June 30, 2019 and December 31, 2018. Mr. Williams is a founding member and principal of our wholly-owned subsidiary, Sangre AT, LLC	-	-

On April 12, 2010, the Company received an unsecured, non-interest-bearing loan in the amount of $2,000, due on demand from Robert Leitzman. Interest is being imputed at the Company’s estimated borrowing rate, or 10% per annum. The largest aggregate amount outstanding was $2,000 during the periods ended June 30, 2019 and December 31, 2018. Mr. Leitzman owns less than 1% of the Company’s common stock, however, the Mr. Leitzman is deemed to be a related party given the non-interest-bearing nature of the loan and the materiality of the debt at the time of origination.	2,000	2,000

Over various dates in 2011 and 2012, the Company received unsecured loans in the aggregate amount of $10,000, due on demand, bearing interest at 10%, from Sandra Orman. The largest aggregate amount outstanding was $10,000 during the periods ended June 30, 2019 and December 31, 2018. Mrs. Orman owns less than 1% of the Company’s common stock, however, Mrs. Orman is deemed to be a related party given the nature of the loan and the materiality of the debt at the time of origination.	10,000	10,000

Over various dates from April to June 2019, the company received a total of $234,000 of advances, bearing interest at 5%, from Nicole Breen. A detailed list of advances and repayments follows. To date, no repayments have been made.	234,000	0

Notes payable, related parties	$246,000	$12,000

The Company recorded interest expense in the amount of $2,389 and $7,807 for the six months ended June 30, 2019 and 2018, respectively, including imputed interest expense in the amount of $2,489 and $0 during such periods related to notes payable, related parties.

WEED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2019
(UNAUDITED)

Note 8 – Notes Payable

Note payable consist of the following at June 30, 2019 and December 31, 2018, respectively:

June 30, 2019	December 31,2018
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

The Company recognized interest expense of $0 and $7,807 related to the note payables for the six months ended June 30, 2019 and 2018, respectively.

Note 9 – Commitments and Contingencies

On November 8, 2016, the Company entered into an agreement with Gregory DiPaolo’s Pro Am Golf, LLC to acquire improved property located in Westfield, New York. The total purchase price of $1,600,000 is to be paid with a deposit of 50,000 shares of common stock, followed by cash of $1,250,000 and 300,000 shares of the Company’s common stock to be delivered at closing. The deposit of 50,000 shares issued as a deposit was $42,500 based on the closing price of the Company’s common stock on the date of grant. Subsequently, we entered into an amended Purchase and Sale Agreement on October 24, 2017, under which we amended the total purchase price to Eight Hundred Thousand Dollars ($800,000) and forfeited our previous deposit of stock. Under the terms of the amended agreement, we paid an additional Ten Thousand Dollar ($10,000) deposit on October 26, 2017, with the remaining purchase price to be paid on or before the date closing date, which was scheduled on May 1, 2018. The property is approximately 43 acres and has unlimited water extraction rights from the State of New York. We plan to use this property as our inroads to the New York hemp and infused beverage markets in the future. There are no current plans or budget to proceed with operations in New York, and there will not be until proper funding is secured after acquiring this property. Currently, there will be an open bid for the property, and there is no guarantee the Company will win the bid to complete the acquisition. As a result, the $110,000 non-refundable deposit for the property was recorded as a loss on deposit at the end of December 31, 2018. On June 28, 2019, a total of $72,000 was issued as a deposit for the Sugar Hill golf course auction.

WEED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2019
(UNAUDITED)

Note 9 – Commitments and Contingencies (Continued)

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

WEED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2019
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

During the three months ended June 30, 2019, the Company issued 300,000 shares of common stock for proceeds of $150,000. 120,000 shares valued at $60,000 were not issued at June 30, 2019 and such amount has been included in subscriptions payable.

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

During the three months ended June 30, 2019, the Company agreed to issue an aggregate of 957,000 shares of common stock to consultants for services performed. The total fair value of the common stock was $907,480 based on the closing price of the Company’s common stock earned on the agreement date. 70,000 shares valued at $47,600 were not issued at June 30, 2019, and such amount has been included in subscriptions payable.

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

WEED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2019
(UNAUDITED)

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

Note 11 – Common Stock Warrants and Options

Common Stock Warrants Granted (2019)

No common stock warrants were granted during the six months ended June 30, 2019.

Common stock warrants granted consist of the following at June 30, 2019 and December 31, 2018, respectively:

June 30, 2019				December 31, 2018
Issuance	Warrant	Name	# of Common	Issuance	Warrant	Name	# of Common
Date	#		Stock Warrants	Date	#		Stock Warrants
				1/5/2018	1029	Lex Seabre	100,000.00
Total			-	1/21/2018	1031	Roger Forsyth	100,000.00
				1/23/2018	1032	Roger Forsyth	100,000.00
				2/9/2018	1033	Lawrence Wesigal	15,000.00
				3/19/2018	1034	Donald Steinberg	150,000.00
				3/15/2018	1035	Donald Harrington	12,500.00
				4/26/2018	1036	Roger Seabre	100,000.00
				4/26/2018	1037	Michael Kirk Wines	100,000.00
				5/7/2018	1038	Donald Steinberg	400,000.00
				5/15/2018	1039	Roger Seabre	200,000.00
				6/13/2018	1040	Blue Ridge Enterprises	450,000.00
				6/26/2018	1041	Dianna Steinberg	200,000.00
				Total			1,927,500.00

A summary of the Company’s outstanding common stock warrants is as follows as of June 30, 2019:

Issuance	Warrant			# of Common	Strike	Term
Date	#	Name	Document	Stock Warrants	Price	In Mos.

12/31/17				1,973,333

01/02/18	1009	Exercise - Edward Matkoff	Subscription Agreement	(50,000)	$ 3.00	12
01/05/18	1029	Lex Seabre	Subscription Agreement	100,000	$ 5.00	12
01/21/18	1031	Roger Forsyth	Subscription Agreement	100,000	$ 12.50	24
01/23/18	1010	Expired - Sandra Hogan	Subscription Agreement	(2,000)	$ 3.00	12
01/23/18	1032	Roger Forsyth	Subscription Agreement	100,000	$ 12.50	24
02/09/18	1033	Lawrence Wesigal	Subscription Agreement	15,000	$ 12.50	12
03/19/18	1034	Donald Steinberg	Subscription Agreement	150,000	$ 5.00	12
03/15/18	1035	Donald Harrington	Subscription Agreement	12,500	$ 5.00	12
04/20/17	1015	Expired - Lex Seabre	Subscription Agreement	(375,000)	$ 3.00	12
04/20/17	1020	Expired - Lex Seabre	Subscription Agreement	(125,000)	$ 3.00	12
04/26/18	1036	Roger Seabre	Subscription Agreement	100,000	$ 5.00	12
04/26/18	1037	Michael Kirk Wines	Subscription Agreement	100,000	$ 5.00	12
05/07/18	1038	Donald Steinberg	Subscription Agreement	400,000	$ 6.00	12
05/15/18	1039	Roger Seabre	Subscription Agreement	200,000	$ 6.00	12
06/13/18	1040	Blue Ridge Enterprises	Subscription Agreement	450,000	$ 6.00	12
06/16/17	1019	Expired - Black Mountain Equities	Debt Exchange Agreement	(70,000)	$ 3.00	12
06/26/18	1041	Dianna Steinberg	Subscription Agreement	200,000	$ 6.00	12
12/31/18				3,278,833

WEED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2019
(UNAUDITED)

Note 11 – Common Stock Warrants and Options (Continued)

01/05/18	1029	Expired - Lex Seabre	Subscription Agreement	(100,000)	$ 5.00	12
02/09/18	1033	Expired - Lawrence Wesigal	Subscription Agreement	(15,000)	$ 12.50	12
03/19/18	1034	Expired - Donald Steinberg	Subscription Agreement	(150,000)	$ 5.00	12
03/15/18	1035	Expired - Donald Harrington	Subscription Agreement	(12,500)	$ 5.00	12
03/31/19				3,001,333
4/26/2018	1036	Expired -Roger Seabre	Subscription Agreement	(100,000)	$ 5.00	12
4/26/2018	1037	Expired -Michael Kirk Wines	Subscription Agreement	(100,000)	$ 5.00	12
5/7/2018	1038	Expired -Donald Steinberg	Subscription Agreement	(400,000)	$ 6.00	12
5/15/2018	1039	Expired -Roger Seabre	Subscription Agreement	(200,000)	$ 6.00	12
6/13/2018	1040	Expired -Blue Ridge Enterprises	Subscription Agreement	(450,000)	$ 6.00	12
6/26/2018	1041	Expired -Dianna Steinberg	Subscription Agreement	(200,000)	$ 6.00	12
5/25/2017	1016	Expired -Russ Karlen	Subscription Agreement	(100,000)	$ 3.00	24
5/25/2017	1017	Expired -Eric Karlen	Subscription Agreement	(20,000)	$ 3.00	24
5/31/2017	1018	Expired -Matt Turner	Subscription Agreement	(20,000)	$ 3.00	24
5/31/2017	1022	Expired -Rodger Seabre	Subscription Agreement	(300,000)	$ 3.00	24

6/30/2019				1,111,333

Common Stock Warrants Expired (2019)

A total of 2,167,500 warrants expired during the six months ended June 30, 2019.

Warrants Exercised (2019)

No warrants were exercised during the six months ended June 30, 2019.

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

WEED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2019
(UNAUDITED)

Note 11 – Common Stock Warrants and Options (Continued)

The assumptions used in the Black-Scholes model are as follows:

For the period ended June 30, 2019
Risk-free interest rate	1.75%
Expected dividend yield	0%
Expected lives	6.0 years
Expected volatility	200%

A summary of the Company’s stock option activity and related information is as follows:

	For the Six Months Ended June 30, 2019
	Number of	Average
	Shares	Price
Outstanding at the beginning of period	-	$-
Granted	6,000,000	10.55
Exercised/Expired/Cancelled	-	-
Outstanding at the end of period	6,000,000	$10.55
Exercisable at the end of period	1,250,000	$10.55

Note 12 – Subsequent Events

On July 14, 2019, the Company terminated the exclusive license and assignment agreement between Yissum Research Development Company and WEED, Inc. The second installment of the license fee of $400,000, due on May 1, 2019, was not paid, and the first installment of $100,000 will be recorded as a loss on deposit.

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

Our long-term plan is to become a true “Seed-to-Sale” global holding company providing infrastructure, financial solutions, product development, and real estate options in this new emerging market. Our long term growth may also come from the acquisition of synergistic businesses, such as distilleries, to make anything from infused beverages to super oxygenated water with CBD and THC. Currently, we have formed WEED Australia Ltd., registered as an unlisted public company in Australia to address this Global demand. We have also formed WEED Israel Cannabis Ltd., an Israeli corporation, to address future global demand. We will look to conduct future research, marketing, import/exporting, and manufacturing of our proprietary products on an international level.

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

Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018

Results of Operations

	Three Months Ended June 30,
	2019	2018
Revenue	$-	$-

Operating expenses:

General and administrative	124,928	405,666
Professional fees	7,004,377	8,930,451
Depreciation and amortization	40,756	44,171
Total operating expenses	7,170,061	9,380,288

Net operating loss	(7,170,061)	(9,380,288)

Other Expense
Interest expense	(2,140)	(5,148)
Other income	17	-
Loss on extinguishment of debt	-	(1,976)
Other expense	(476)	-

Net loss	$(7,172,660)	$(9,387,412)

Operating Loss; Net Loss

Our net loss decreased by $2,214,752, from ($9,387,412) to ($7,172,660), from the three months ended June 30, 2018 compared to the three months ended June 30, 2019. Our operating loss decreased by $2,210,227, from ($9,380,288) to ($7,170,061) for the same period. The decrease in operating loss and net loss compared to the same period of the prior year is primarily a result of decreases in professional fees and general and administrative expenses. These changes are detailed below.

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

General and Administrative Expenses

General and administrative expenses decreased by $280,738, from $405,666 for the three months ended June 30, 2018 to $124,928 for the three months ended June 30, 2019, primarily due to decreases in lab supplies and construction labor for the research facilities.

Professional Fees

Our professional fees decreased by $1,926,074 during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Our professional fees were $8,930,451 for the three months ended June 30, 2019 and $7,004,377 for the three months ended June 30, 2018. These fees are largely related to fees paid for legal and accounting services, along with compensation to independent contractors, and decreased primarily as a result of a decrease in the value of stock-based compensation awards due to our lower stock price. We expect these fees to grow steadily as our business expands if we continue to use stock-based compensation. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization

During the three months ended June 30, 2019 we had depreciation and amortization expense of $40,756, compared to $44,171 in the three months ended June 30, 2018. Our depreciation and amortization expense primarily relates to our property and trademark acquisitions.

Interest Expense

Interest expense decreased from $5,148 to $2,140 for the three months ended June 30, 2018 compared to the same period in 2019. Our interest expense primarily relates to the mortgages maintained on our acquired properties.

Other Expense

Other expense increased from $0 to $476 for the three months ended June 30, 2018 compared to the same period in 2019. Our other expense for the three months ended June 30, 2019, relates to bank service charges.

Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018

Results of Operations

	Six Months Ended June 30,
	2019	2018
Revenue	$-	$-

Operating expenses:

General and administrative	310,688	777,643
Professional fees	17,913,703	12,892,210
Depreciation and amortization	81,416	85,329
Total operating expenses	18,305,807	13,755,182

Net operating loss	(18,305,807)	(13,755,182)

Other Expense
Interest income	-	9,338
Interest expense	(2,389)	(7,807)
Other income	1,017	-
Loss on extinguishment of debt	-	(1,064,720)
Other expense	(1,956)	(4,731)

Net loss	$(18,309,656)	$(14,823,102)

Operating Loss; Net Loss

Our net loss increased by $3,486,554, from ($14,823,102) to ($18,309,656), from the six months ended June 30, 2018 compared to the six months ended June 30, 2019. Our operating loss increased by $4,550,625, from ($13,755,182) to ($18,305,807) for the same period. The increase in operating loss and compared to the same period of the prior year is primarily a result of an increase in professional fees, partially offset by slight decreases in general and administrative expenses and depreciation and amortization. The increase in net loss and compared to the same period of the prior year is primarily a result of the changes in our operating expenses, as well as decreases in our interest income, loss on extinguishment of debt, and a slight increase in our other expenses. These changes are detailed below.

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

General and Administrative Expenses

General and administrative expenses decreased by $466,955, from $777,643 for the six months ended June 30, 2018 to $310,688 for the six months ended June 30, 2019, primarily due to decreases in lab supplies and construction labor for the research facilities.

Professional Fees

Our professional fees increased by $5,021,493 during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Our professional fees were $17,913,703 for the six months ended June 30, 2019 and $12,892,210 for the six months ended June 30, 2018. These fees are largely related to fees paid for legal and accounting services, along with compensation to independent contractors, and increased primarily as a result of a increases in the value of stock-based compensation awards due to our higher stock price for part of 2019. We expect these fees to grow steadily as our business expands if we continue to use stock-based compensation. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization

During the six months ended June 30, 2019 we had depreciation and amortization expense of $81,416, compared to $85,329 in the six months ended June 30, 2018. Our depreciation and amortization expense primarily relates to our property and trademark acquisitions.

Loss on Extinguishment of Debt

During the six months ended June 30, 2019, we incurred a loss on extinguishment of debt of $0, compared to $1,064,720 for the six months ended June 30, 2018. The loss on extinguishment of debt for the six months ended June 30, 2018, related to the settlement of the Miller Note in March 2018 with common stock with a fair value in excess of the indebtedness.

Interest Income

Interest income decreased from $9,338 to $0 for the six months ended June 30, 2018 compared to the same period in 2019. Our interest income in the 2018 primarily related to amounts earned in connection with our cash balances.

Interest Expense

Interest expense decreased from $7,807 to $2,389 for the six months ended June 30, 2018 compared to the same period in 2019. Our interest expense primarily relates to the mortgages maintained on our acquired properties.

Other Expense

Other expense decreased from $4,731 to $1,956 for the six months ended June 30, 2018 compared to the same period in 2019. Our other expense for the six months ended June 30, 2019, relates to bank service charges.

Liquidity and Capital Resources

Introduction

During the six months ended June 30, 2019, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of June 30, 2019 was $3,664 and our monthly cash flow burn rate was approximately $45,000. Our cash on hand was primarily proceeds from the sales of our securities. We currently do not believe we will be able to satisfy our cash needs from our revenues for many years to come.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2019 and December 31, 2018, respectively, are as follows:

	June 30, 2019	December 31, 2018	Change

Cash	$3,664	$70,608	$(66,944)
Total Current Assets	200,739	491,939	(291,200)
Total Assets	2,651,352	3,020,989	(369,637)
Total Current Liabilities	618,931	259,362	359,569
Total Liabilities	$618,931	$259,362	$359,569

Our total assets decreased by $369,637 as of June 30, 2019 as compared to December 31, 2018. The decrease in our total assets between the two periods was primarily attributed to decreases in our deposits, prepaid expenses and cash at June 30, 2019 compared to December 31, 2018.

Our current liabilities and total liabilities increased by $359,569, as of June 30, 2019 as compared to December 31, 2018. This increase was due to increases in accounts payable, accrued officer compensation, notes payable, related party, accrued expenses, and accrued interest.

In order to pay our obligations in full or in part when due, we will be required to raise capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available as of June 30, 2019 of $3,664 and $70,608 as of December 31, 2018. Based on our revenues, cash on hand and current monthly burn rate of approximately $45,000, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $755,044 for the six months ended June 30, 2019, as compared to $1,892,607 for the six months ended June 30, 2018. For the period in 2019, the net cash used in operating activities consisted primarily of our net loss of ($18,309,135), offset by estimated fair value of stock-based compensation of $15,413,319, estimated value of shares issued for services of $1,709,530, and depreciation and amortization of $81,416, and adjusted by an increase in prepaid expenses and other assets of $225,057, a decrease in accrued expenses of $46,612, and a decrease in accounts payable of $78,958. For the period in 2018, the net cash used in operating activities consisted primarily of our net loss of ($14,823,102), offset by loss on extinguishment of debt of $1,064,720, shares issued for services of $2,737,900, stock options issued of $9,387,000, depreciation of $85,329, and adjusted by an increase in prepaid expenses of $112,358, a decrease in accrued expenses of $165,405, and a decrease in accounts payable of $66,691.

Investments

For the six months ended June 30, 2019, we had net cash used in investing activities of $2,979, consisting entirely of purchases of property and equipment. For the period in 2018, the net cash used in investing activities of $390,720, consisting of $350,720 in purchases of property and equipment, and $40,000 in purchases of intangible assets.

Financing

Our net cash provided by financing activities for the six months ended June 30, 2019 was $691,600, compared to $2,916,762 for the six months ended June 30, 2018. For the period in 2019, our financing activities related to proceeds from the sale of common stock of $350,000, proceeds from notes payable of $234,000, and stock payable of $107,600. For the period in 2018, our financing activities related to proceeds from the sale of common stock of $3,023,550, proceeds from notes payable of $7,000, offset by repayments on notes payable of ($113,788).

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

As of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2019 to the same extent they were not effective as of December 31, 2018.

In addition to the deficiencies previously reported, we do not have formal processes related to the identification and approval of related party transactions.

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

PART II – OTHER INFORMATION

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

On September 14, 2018, WEED, Inc. filed a Motion for Partial Summary Judgment (MPSJ) seeking the dismissal of all remaining claims in the First Amended Complaint. On November 26, 2018, plaintiff filed an opposition to the motion for partial summary judgment, together with a cross-motion for summary judgment on both plaintiff’s claims and the Corporation’s counterclaims. Those motions have been fully briefed. Originally, the Court set oral argument on the motions for May 16, 2019, but that hearing has been postponed by the Court due to health issues with Plaintiff’s counsel. The hearing has not been rescheduled. Subsequently, Plaintiff’s counsel withdrew and consequently, William Martin and his wife are unrepresented. By order of the Court, the Parties are required to participate in a judicial settlement conference scheduled for August 21, 2019 with Magistrate Judge Thomas Ferraro.

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

ITEM 2
Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2019, we issued the following unregistered securities:

Common Stock Sales

During the three months ended June 30, 2019, we sold an aggregate of 300,000 shares of our common stock to three unrelated investors for an aggregate of $150,000. The issuances were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make this determination we relied on the representations of the purchaser contained in the securities purchase agreements signed by the purchasers, which indicated the purchasers were knowledgeable about our management and our operations, were sophisticated investors, and understood the purchase was part of a private placement.

Common Stock Issued to Consultants

During the three months ended June 30, 2019, we issued an aggregate of 957,000 shares of our common stock to two unrelated consultants for services rendered. The shares were valued at an average of $0.95 per share. The issuances were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make that determination we relied on the representations of the purchasers contained in the agreements signed by the purchasers and the fact the consultants did work for the company and was familiar with the company, its operations and its management.

ITEM 3
Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4
Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5
Other Information

Termination of License and Merger Agreement with Yissum

As previously disclosed, on March 1, 2019, we entered into an Exclusive License and Assignment Agreement (the “Technology Agreement”) with Yissum Research Development Company of the Hebrew University of Jerusalam, Ltd., an entity organized in Israel (“Yissum”). Under the terms of the Technology Agreement, Yissum agreed to grant an exclusive license, and eventually assign, to us certain platform technologies relating to different formulations for administration and delivery of lipophilic compositions, (including cannabinoids) (collectively, the “Technology”) invented and/or developed by Prof. Elka Touitou at The Hebrew University of Jerusalem, which technologies are more fully described in the patent applications and/or patents listed in Appendix A to the Technology Agreement.

Under the Agreement, in exchange for an exclusive license to use the Existing Technologies, we were to pay Yissum a total of USD$1,000,000 as follows: (i) $100,000 within three (3) business days of signing the Technology Agreement (which amount has been paid), (ii) $400,000 on or before May 1, 2019, and (iii) $500,000 on or before December 31, 2019 (together, the “License Payments”). The grant of the exclusive license and the transfer to us of the responsibility for the administration and control of patent activities and patent expenses related to the Existing Technologies occurs after the USD$400,000 payment due May 1, 2019.

On July 9, 2019, we sent a letter to Yissum informing them of our decision not to pay the USD$400,000 installment payment referenced in the Technology Agreement that was originally due on May 1, 2019, and that we were electing to allow the Technology Agreement to automatically terminate on July 14, 2019. As a result, we do not believe any further payments are due to Yissum under the Technology Agreement and we do not any right to use the Technology. To date we have not received a response from Yissum regarding our letter. We elected to allow the Technology Agreement to terminate primarily due the difficulties in obtaining certain, necessary information regarding the Technology, as well as a decision by our management to concentrate our focus and resources on the Greg DiPaolo’s Pro Am Golf, LLC property located in Westfield, New York.

The description of the Technology Agreement set forth in this report is qualified in its entirety by reference to the full text of that document, which is attached hereto as Exhibit 10.14 and is incorporated herein by reference.

New York Property

As announced previously in our filings with the Securities and Exchange Commission, the Greg DiPaolo’s Pro Am Golf, LLC (“DiPaolo”) property located in Westfield, New York was put into foreclosure by the first position mortgage holder on the property. Under an agreement with DiPaolo, and in accordance with the process for the auction, we had a $120,000 non-refundable deposit down to acquire the property. Since the property was in foreclosure it was put up for auction, which occurred on July 1, 2019. At the auction, we were the winning bidder with a bid of $597,000. Our prior deposit payment of $120,000 is being credited towards the purchase price, with the remaining $477,000, due on July 31, 2019. On July 31, 2019, we received a two-month extension to pay the final purchase price, until September 30, 2019, in exchange for a one-time payment of $20,000. We paid the $20,000 for the extension on July 31, 2019. Under the terms of our extension we are required to provide an update towards our financing on August 30, 2019. In the event it is determined by the bank that the sale to us is not likely based on our update on August 30, 2019, the bank may cancel the sale. We currently need to raise additional funds to pay the remaining purchase price by September 30, 2019.

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

WEED, Inc.

Dated: August 14, 2019		/s/ Glenn E. Martin
	By:	Glenn E. Martin
	Its:	President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer) (Principal Financial Officer)