Form 10-Q
period 2019-09-30
WEED, INC.
filed 2019-11-14
CIK 1393772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 333-219922

WEED, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	83-0452269 (I.R.S. Employer Identification No.)
4920 N. Post Trail Tucson, AZ (Address of principal executive offices)	85750 (Zip Code)

(520) 818-8582
Registrant’s telephone number, including area code
___________________________________ (Former address, if changed since last report)

_____________________________________
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 12, 2019, there were 108,323,185 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1                      Condensed Consolidated Financial Statements

The consolidated balance sheets as of September 30, 2019 (unaudited) and December 31, 2018, the consolidated statements of operations for the three months and nine months ended September 30, 2019 and 2018, the consolidated statement of stockholders equity (deficit) for the nine months ended September 30, 2019, and the consolidated statements of cash flows for the nine months ending September 30, 2019 and 2018, follow. The unaudited interim condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

WEED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

TABLE OF CONTENTS

Page No.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	7

Condensed Consolidated Statements of Operations	8

Condensed Consolidated Statements of Changes in Stockholders' Equity	9

Condensed Consolidated Statements of Cash Flows	10

WEED, INC. AND SUBSIDIARY

CONSOLIDATED AND COMBINED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
ASSETS	(unaudited)

CURRENT ASSETS:
Cash	$12,440	$70,608
Accounts Receivable	822	21
Prepaid expenses	23,605	71,290
Deposits	92,000	350,020

TOTAL CURRENT ASSETS	128,867	491,939

Land	136,400	136,400

Building	1,887,802	1,887,802
Computers & Equipment	573,376	570,397
Vehicle	105,132	105,132
Leasehold improvements	5,000	5,000
	2,571,310	2,568,331

Less: Accumulated depreciation	(344,420)	(224,198)

Property and equipment, net	2,226,890	2,344,133

Trademark	50,000	50,000
Less: Accumulated amortization	(3,433)	(1,483)
Trademark, net	46,567	48,517

TOTAL ASSETS	$2,538,724	$3,020,989

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$149,009	$240,459
Accrued Expense	7,000	0
Accrued officer compensation	79,750	0
Accrued interest	12,518	6,903
Notes payable, related parties	280,100	12,000
Notes payable	230,812	0
Due to Officer	723	0

TOTAL CURRENT LIABILITIES	759,912	259,362

TOTAL LIABILITIES	759,912	259,362

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 200,000,000 authorized,
108,323,185 and 105,950,685 issued and outstanding, respectively	108,323	105,951
Unamortized Stock Based Compensation	(78,750)	(200,400)
Additional paid-in capital	74,389,091	50,896,121
Subscription payable	356,250	356,250
Accumulated deficit	(72,995,556)	(48,396,295)
Accumulated other comprehensive loss:
Foreign currency translation	(546)	-

TOTAL STOCKHOLDERS' EQUITY	1,778,812	2,761,627

TOTAL LIABILITIES & STOCKERHOLDERS' EQUITY	$2,538,724	$3,020,989

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEED, INC. AND SUBSIDIARY

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018

REVENUE	$-	-	-	-

OPERATING EXPENSES
General and administrative expenses	80,249	34,035	390,937	811,678
Professional fees	6,065,896	7,399,214	23,979,599	20,291,424
Depreciation & amortization	40,756	43,443	122,172	128,772

Total operating expenses	6,186,901	7,476,692	24,492,708	21,231,874

NET OPERATING LOSS	(6,186,901)	(7,476,692)	(24,492,708)	(21,231,874)

OTHER INCOME (EXPENSE)
Interest income	-	0	0	9,338
Interest expense	(3,225)	(4,123)	(5,614)	(11,930)
Other income	-	155,696	1,017	155,696
Loss on deposit	(100,000)	0	(100,000)	-
Loss on extinguishment of debt	-	0		(1,064,720)
Other expense	-	(2,562)	(1,956)	(7,293)

TOTAL OTHER EXPENSE, NET	(103,225)	149,011	(106,553)	(918,909)

NET LOSS	$(6,290,126)	(7,327,681)	(24,599,261)	(22,150,783)

OTHER COMPREHENSIVE LOSS	(25)	-	(546)

COMPREHENSIVE LOSS	(6,290,151)	(7,327,681)	(24,599,807)	(22,150,783)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

Outstanding - basic and fully diluted	107,659,860	103,775,728	107,168,557	102,505,456

Net loss per share - basic and fully diluted	$(0.06)	(0.07)	(0.23)	(0.22)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEED, INC. AND SUBSIDIARY

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Nine Months ended September 30, 2019
(UNAUDITED)

					Unamortized		Accumulated
	Common Stock				Stock		Other	Total
			Additional	Subscriptions	Based	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Paid-In Capital	Payable	Compensation	Deficit	loss	Equity

Balance, December 31, 2018	105,950,685	105,951	50,896,121	356,250	(200,400)	(48,396,295)		2,761,627

Common stock sold for cash	250,000	250	199,750	150,000		-		350,000

Common stock returned	(200,000)	(200)	200					-

Common stock issued for settlement of debt	-	-	-	-		-		-

Common stock issued for services	410,000	410	679,990		121,650	-		802,050
								-
Vesting of employee stock options	-	-	9,680,572	-		-		9,680,572

Net loss	-	-	-	-		(11,136,474)		(11,136,474)

Balance, March 31, 2019	$106,410,685	$106,411	$61,456,633	$506,250	(78,750)	(59,532,769)		$2,457,775

Common stock sold for cash	300,000	300	149,700	(90,000)				60,000

Common stock returned		-						-

Common stock issued for services	957,000	957	906,523	47,600				854,020

Vesting of employee stock options			5,732,747					11,402,497

Vesting of employee stock comp								-
								-
Audit Adjustment								-

Net loss						(7,172,660)		(7,172,660)

Other comprehensive income, net							(521)

Balance, June 30, 2019	107,667,685	107,668	68,245,603	463,850	(78,750)	(66,705,429)	(521)	2,032,421

Common stock sold for cash	327,500	328	147,673	(60,000)				88,001
								-
Common stock returned	(20,000)	(20)	20					-
								-
Common stock issued for services	348,000	348	200,052	(47,600)				152,800
								-
Vesting of employee stock options			5,795,744					5,795,744
								-
Vesting of employee stock comp								-
								-
Audit Adjustment								-
								-
Net loss						(6,290,127)		(6,290,127)
								-
Other comprehensive income, net							(546)	(546)

Balance, September 30, 2019	108,323,185	108,323	74,389,091	356,250	(78,750)	(72,995,556)	(546)	1,778,812

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEED, INC. AND SUBSIDIARY

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2019 and Septemeber 30, 2018
(UNAUDITED)
	For the Nine
	Months Ended
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(24,599,261)	$(22,150,783)
Adjustments to reconcile net loss
used in operating activities:
Depreciation and amortization	122,172	128,772
Estimated fair value of stock based compensation	21,209,062	15,329,323
Estimated fair value of shares issued for services	1,909,929	3,770,274
Loss on debt extinguishment	-	1,064,720
Decrease (increase) in assets
Accounts Receivable	(801)	-
Prepaid expenses and other assets	305,707	(185,450)
Increase (decrease) in liabilities
Accounts Payable	(91,452)	(82,726)
Accrued expenses	92,365	(178,584)

NET CASH USED IN OPERATING ACTIVITIES	(1,052,279)	(2,304,454)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,979)	(826,481)
Purchase of intangible assets	-	(50,000)

NET CASH USED IN INVESTING ACTIVITIES	(2,979)	(876,481)

CASH FLOWS FROM FINANCING ACTIVITIES

Stock payable	-	1,000,000
Proceeds from notes payable - related party	268,823	7,000
Repayments on notes payable	-	(963,187)
Proceeds from the sale of common stock	498,001	3,023,550
Proceeds on notes payable	230,812	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	997,636	3,067,363

NET CHANGE IN CASH	(57,622)	(113,572)

EFFECT OF EXCHANGE RATE ON CASH	(546)	-

CASH, BEGINNING OF PERIOD	70,608	161,178

CASH, END OF PERIOD	$12,440	$47,606

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year ended December 31:

Income taxes	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:

Mortgage issued for acquisition of land and property	-	1,040,662
Shares issued from subscription payable	-	200,770
Extinguishment of notes payable and accrued interest	-	385,281

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2019
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

Basis of Presentation:
The accompanying condensed consolidated balance sheet at December 31, 2018, has been derived from audited consolidated financial statements and the unaudited condensed consolidated financial statements as of June 30, 2019 and 2018 ( the “financial statements”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Registration Statement on Form S-1 for the year ended December 31, 2018 (the “2018 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the nine months ended September 30, 2019, are not necessarily indicative of the results of operations expected for the year ending December 31, 2019.

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

Revenue Recognition
On January 1, 2018, the Company adopted the new revenue recognition standard ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, using the cumulative effect (modified retrospective) approach. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings at the date of initial application. No cumulative-effect adjustment in retained earnings was recorded as the Company’s has no historical revenue. The impact of the adoption of the new standard was not material to the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2019. The Company expects the impact to be immaterial on an ongoing basis.

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

Advertising and Promotion
All costs associated with advertising and promoting products are expensed as incurred. These expenses were $3,450 and $998 for the nine months ended September 30, 2019 and 2018, respectively.

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

The Company adopted the new lease guidance effective January 1, 2019 using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We elected the package of practical expedients which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. As of September 30, 2019, the adoption of the standard had no impact on the Company, as there were no leases in place longer than 12 months.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $72,995,556 and had limited working capital at September 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new products and services to begin generating revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

On July 14, 2019, the Company terminated the exclusive license and assignment agreement between Yissum Research Development Company and WEED, Inc. The second installment of the license fee of $400,000, due on May 1, 2019, was not paid, and the first installment of $100,000 was recorded as a loss on deposit.

As of September 25, 2019, an additional deposit of $20,000 was transferred to Law Office of Biltekoff for the Sugar Hill golf course auction, totaling $92,000.

Note 3 – Related Party

Notes Payable
From time to time, the Company has received short term loans from officers and directors as disclosed in Note 7 below. The Company has a total of $510,912 and $12,000 of note payable on the consolidated balance sheet as of September 30, 2019 and 2018, respectively.

Services
Nicole M. Breen receives $1,500 a week in cash compensation for her services rendered to the Company.

Glenn E. Martin receives $8,000 a month in cash compensation for his services rendered to the Company.

Capital Contributions
The Company imputed interest on non-interest bearing, related party loans, resulting in a total of $0 and $0 of contributed capital during the nine months ended September 30, 2019 and 2018, respectively.

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

A total of $79,750 and $0 of officer compensation was unpaid and outstanding at September 30, 2019 and 2018, respectively.

Stock Options Issued for Services – related party (2019)
On February 1, 2018, in connection with executive employment agreements, the Company granted non-qualified options to purchase an aggregate of 6,000,000 shares of the Company’s common stock at the exercise price of $10.55 per share. The options shall become exercisable at the rate of 1/3 upon the six-month anniversary, 1/3 upon the one-year anniversary and 1/3 upon the second anniversary of the grant. The options were valued at $45,987,970 using the Black-Scholes option pricing model. The Company recognized expense of approximately, $15,329,323 relating to these options during the nine months ended September 30, 2019.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2019 and 2018, respectively:

Fair Value Measurements at December 31, 2018

	Level 1	Level 2	Level 3
Assets
Cash	$70,608	$-	$-
Total assets	$70,608	$-	$-
Liabilities
Notes payable, related parties
Notes payable	$-	$12,000	$-
Total liabilities	$-	$12,000	$-
	$70,608	$12,000	$-

Fair Value Measurements at September 30, 2019

	Level 1	Level 2	Level 3
Assets
Cash	$12,440	$-	$-
Total assets	$12,440	$-	$-
Liabilities
Notes payable, related parties		$280,100
Notes payable	$-	$230,812	$-
Total liabilities	$-	$510,912	$-
	$12,440	$510,912	$-

The fair values of our related party debts are deemed to approximate book value and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the nine months ended September 30, 2019 and the year ended December 31, 2018.

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

On September 25, 2019, the Company received $20,000 from Lex Seabre in exchange for 100,000 shares of common stock of the Company. The $20,000 was paid as a deposit for the additional 60-day extension for the Sugar Hill golf course property purchase.

Note 6 – Property and Equipment

Property and equipment consist of the following at September 30, 2019 and December 31, 2018, respectively:

	September 30,	December 31,
	2019	2018
Property improvements	$5,000	$5,000
Automobiles	105,132	105,132
Office equipment	4,933	4,933
Furniture & Fixtures	2,979	0
Lab equipment	65,769	65,769
Construction in progress (2)	499,695	499,695
Property (1)	1,887,802	1,887,802
Property and equipment, gross	2,571,310	2,568,331
Less accumulated depreciation	(344,420)	(224,198)
Property and equipment, net	$2,226,890	2,344,133

(1)
In 2018, the Company purchased two properties in La Veta, Colorado. The property located on 169 Valley Vista was purchased for $140,000, and the property located on 1390 Mountain Valley Road was purchased for $1,200,000 (see Note 8).

(2)	HVAC/furnace system and research facility center are under construction.

Depreciation and amortization expense totaled $122,172 and $128,772 for the nine months ended September 30, 2019 and 2018, respectively.

Note 7 – Intangible Assets

In accordance with FASB ASC 350, “Intangibles-Goodwill and Other”, the Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The US and Europe trademarks were acquired for $40,000 and $50,000, respectively, for the year ended December 31, 2018. Trademarks are initially measured based on their fair value and amortized by 10 and 25 years.

Amortization expense totaled $1,950.03 and $128,772 for the nine months ended September 30, 2019 and 2018, respectively.

Note 7 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at September 30, 2019 and December 31, 2018, respectively:

September 30, 2019	December 31, 2018
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
$-	$-

On December 29, 2017, the Company received an unsecured loan, bearing interest at 2% in the amount of $37,000, due on demand from Dr. Pat Williams, PhD. The amount outstanding was $0 during the periods ended June 30, 2019 and December 31, 2018. Mr. Williams is a founding member and principal of our wholly-owned subsidiary, Sangre AT, LLC	-	-

On April 12, 2010, the Company received an unsecured, non-interest-bearing loan in the amount of $2,000, due on demand from Robert Leitzman. Interest is being imputed at the Company’s estimated borrowing rate, or 10% per annum. The largest aggregate amount outstanding was $2,000 during the periods ended June 30, 2019 and December 31, 2018. Mr. Leitzman owns less than 1% of the Company’s common stock, however, the Mr. Leitzman is deemed to be a related party given the non-interest-bearing nature of the loan and the materiality of the debt at the time of origination.	2,000	2,000

Over various dates in 2011 and 2012, the Company received unsecured loans in the aggregate amount of $10,000, due on demand, bearing interest at 10%, from Sandra Orman. The largest aggregate amount outstanding was $10,000 during the periods ended June 30, 2019 and December 31, 2018. Mrs. Orman owns less than 1% of the Company’s common stock, however, Mrs. Orman is deemed to be a related party given the nature of the loan and the materiality of the debt at the time of origination.	10,000	10,000

Over various dates from April to September 2019, the company received a total of $268,100 of advances, bearing interest at 5%, from Nicole Breen. A detailed list of advances and repayments follows. To date, no repayments have been made.	268,100	0

Notes payable, related parties	$280,100	$12,000

The Company recorded interest expense in the amount of $5,614.02 and $1,117 for the nine months ended September 30, 2019 and 2018, respectively, including imputed interest expense in the amount of $5,119.01 and $0 during such periods related to notes payable, related parties.

Note 8 – Notes Payable

Note payable consist of the following at September 30, 2019 and December 31, 2018, respectively:

	September 30, 2019	December 31, 2018
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

On August 5, 2019, the Company entered into a promissory note, whereby the Company promises to pay Snell & Wilmer L.L.P the principal amount of $250,000, bearing interest at 2.5% per annum. The note is to be paid in consecutive monthly installments in the amount of $25,000, including accrued interest commencing on August 30, 2019, until the final balloon payment is paid on January 30, 2020. The promissory note is secured by the Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing with respect to the real property owned by Sangre located on 1390 Mountain Valley Road, La Veta, Colorado 81055. As of September 30, 2019, $20,000 has been paid to Snell & Wilmer.
$230,000

On various dates, the Company received advances from consultant, Patrick Brodnik, bearing 0% interest.	$812

	$230,812	$-

The Company recognized interest expense of $494.95 and $10,813 related to the note payables for the nine months ended September 30, 2019 and 2018, respectively.

Note 9 – Commitments and Contingencies

On November 8, 2016, the Company entered into an agreement with Gregory DiPaolo’s Pro Am Golf, LLC to acquire improved property located in Westfield, New York. The total purchase price of $1,600,000 is to be paid with a deposit of 50,000 shares of common stock, followed by cash of $1,250,000 and 300,000 shares of the Company’s common stock to be delivered at closing. The deposit of 50,000 shares issued as a deposit was $42,500 based on the closing price of the Company’s common stock on the date of grant. Subsequently, we entered into an amended Purchase and Sale Agreement on October 24, 2017, under which we amended the total purchase price to Eight Hundred Thousand Dollars ($800,000) and forfeited our previous deposit of stock. Under the terms of the amended agreement, we paid an additional Ten Thousand Dollar ($10,000) deposit on October 26, 2017, with the remaining purchase price to be paid on or before the date closing date, which was scheduled on May 1, 2018. The property is approximately 43 acres and has unlimited water extraction rights from the State of New York. We plan to use this property as our inroads to the New York hemp and infused beverage markets in the future. There are no current plans or budget to proceed with operations in New York, and there will not be until proper funding is secured after acquiring this property. Currently, there will be an open bid for the property, and there is no guarantee the Company will win the bid to complete the acquisition. As a result, the $110,000 non-refundable deposit for the property was recorded as a loss on deposit at the end of December 31, 2018. On September 25, 2019, a total of $92,000 was issued as a deposit for the Sugar Hill golf course auction.

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

During the three months ended September 30, 2019, the Company agreed to issue 327,500 shares of common stock for proceeds of $148,000.

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

During the three months ended September 30, 2019, the Company agreed to issue an aggregate of 348,000 shares of common stock to consultants for services performed. The total fair value of the common stock was $200,400 based on the closing price of the Company’s common stock earned on the agreement date.

Common Stock Cancellations

On January 31, 2019, the Company cancelled a total of 200,000 shares of common stock valued at $0 previously granted to a consultant, David Johnson, for non-performance of services. The cancellation was accounted as a repurchase for no consideration.

On September 19, 2019, the Company cancelled a total of 20,000 shares of common stock valued at $0 previously granted to a consultant, Avigor Gordon, for non-performance of services. The cancellation was accounted as a repurchase for no consideration.

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

Note 11 – Common Stock Warrants and Options

Common Stock Warrants Granted (2019)

No common stock warrants were granted during the nine months ended September 30, 2019.

Common stock warrants granted consist of the following at September 30, 2019 and December 31, 2018, respectively:

September 30, 2019				December 31, 2018
Issuance	Warrant	Name	# of Common	Issuance	Warrant	Name	# of Common
Date	#		Stock Warrants	Date	#		Stock Warrants
				1/5/2018	1029	Lex Seabre	100,000.00
Total			-	1/21/2018	1031	Roger Forsyth	100,000.00
				1/23/2018	1032	Roger Forsyth	100,000.00
				2/9/2018	1033	Lawrence Wesigal	15,000.00
				3/19/2018	1034	Donald Steinberg	150,000.00
				3/15/2018	1035	Donald Harrington	12,500.00
				4/26/2018	1036	Roger Seabre	100,000.00
				4/26/2018	1037	Michael Kirk Wines	100,000.00
				5/7/2018	1038	Donald Steinberg	400,000.00
				5/15/2018	1039	Roger Seabre	200,000.00
				6/13/2018	1040	Blue Ridge Enterprises	450,000.00
				6/26/2018	1041	Dianna Steinberg	200,000.00
				Total			1,927,500.00

A summary of the Company’s outstanding common stock warrants is as follows as of September 30, 2019:

Issuance	Warrant			# of Common	Strike
Date	#	Name	Document	Stock Warrants	Price

12/31/2017				1,973,333

1/2/2018	1009	Exercise - Edward Matkoff	Subscription Agreement	-50,000	$3.00
1/5/2018	1029	Lex Seabre	Subscription Agreement	100,000	$5.00
1/21/2018	1031	Roger Forsyth	Subscription Agreement	100,000	$12.50
1/23/2018	1010	Expired - Sandra Hogan	Subscription Agreement	-2,000	$3.00
1/23/2018	1032	Roger Forsyth	Subscription Agreement	100,000	$12.50
2/9/2018	1033	Lawrence Wesigal	Subscription Agreement	15,000	$12.50
3/19/2018	1034	Donald Steinberg	Subscription Agreement	150,000	$5.00
3/15/2018	1035	Donald Harrington	Subscription Agreement	12,500	$5.00
4/20/2017	1015	Expired - Lex Seabre	Subscription Agreement	-375,000	$3.00
4/20/2017	1020	Expired - Lex Seabre	Subscription Agreement	-125,000	$3.00
4/26/2018	1036	Roger Seabre	Subscription Agreement	100,000	$5.00
4/26/2018	1037	Michael Kirk Wines	Subscription Agreement	100,000	$5.00
5/7/2018	1038	Donald Steinberg	Subscription Agreement	400,000	$6.00
5/15/2018	1039	Roger Seabre	Subscription Agreement	200,000	$6.00
6/13/2018	1040	Blue Ridge Enterprises	Subscription Agreement	450,000	$6.00
6/16/2017	1019	Expired - Black Mountain Equities	Debt Exchange Agreement	-70,000	$3.00
6/26/2018	1041	Dianna Steinberg	Subscription Agreement	200,000	$6.00
12/31/2018				3,278,833

1/5/2018	1029	Expired - Lex Seabre	Subscription Agreement	-100,000	$5.00
2/9/2018	1033	Expired - Lawrence Wesigal	Subscription Agreement	-15,000	$12.50
3/19/2018	1034	Expired - Donald Steinberg	Subscription Agreement	-150,000	$5.00
3/15/2018	1035	Expired - Donald Harrington	Subscription Agreement	-12,500	$5.00
3/31/2019				3,001,333

4/26/2018	1036	Expired -Roger Seabre	Subscription Agreement	-100,000	$5.00
4/26/2018	1037	Expired -Michael Kirk Wines	Subscription Agreement	-100,000	$5.00
5/7/2018	1038	Expired -Donald Steinberg	Subscription Agreement	-400,000	$6.00
5/15/2018	1039	Expired -Roger Seabre	Subscription Agreement	-200,000	$6.00
6/13/2018	1040	Expired -Blue Ridge Enterprises	Subscription Agreement	-450,000	$6.00
6/26/2018	1041	Expired -Dianna Steinberg	Subscription Agreement	-200,000	$6.00
5/25/2017	1016	Expired -Russ Karlen	Subscription Agreement	-100,000	$3.00
5/25/2017	1017	Expired -Eric Karlen	Subscription Agreement	-20,000	$3.00
5/31/2017	1018	Expired -Matt Turner	Subscription Agreement	-20,000	$3.00
5/31/2017	1022	Expired -Rodger Seabre	Subscription Agreement	-300,000	$3.00
6/30/2019				1,111,333

7/7/2017	1021	Expired - Rodger Seabre	Subscription Agreement	-200,000	$3.00
8/2/2017	1026	Expired - Rodger Seabre	Subscription Agreement	-100,000	$3.00
9/5/2017	1023	Expired - Harry Methewson #1	Subscription Agreement	-40,000	$3.00
9/24/2017	1024	Expired - Harry Methewson #2	Subscription Agreement	-133,000	$3.00
9/29/2017	1025	Expired - A2Z Inc.	Subscription Agreement	-300,000	$3.00
9/30/2019				338,333

Common Stock Warrants Expired (2019)

A total of 2,940,500 warrants expired during the nine months ended September 30, 2019.

Warrants Exercised (2019)

No warrants were exercised during the nine months ended September 30, 2019.

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

The assumptions used in the Black-Scholes model are as follows:

For the period ended September 30, 2019
Risk-free interest rate	1.75%
Expected dividend yield	0%
Expected lives	6.0 years
Expected volatility	200%

A summary of the Company’s stock option activity and related information is as follows:

	For the Six Months Ended September 30, 2019
	Number of	Average
	Shares	Price
Outstanding at the beginning of period	$-	$-
Granted	6,000,000	10.55
Exercised/Expired/Cancelled	-	-
Outstanding at the end of period	6,000,000	$10.55
Exercisable at the end of period	1,250,000	$10.55

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

Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018

Results of Operations

	Three Months Ended September 30,
	2019	2018
Revenue	$-	$-

Operating expenses:

General and administrative	80,249	34,035
Professional fees	6,605,896	7,399,214
Depreciation and amortization	40,756	43,443
Total operating expenses	6,186,901	7,476,692

Net operating loss	(6,186,901)	(7,476,692)

Other Expense
Interest expense	(3,225)	(4,123)
Other income	-	155,696
Loss on deposit	(100,000)	-
Loss on extinguishment of debt	-	-
Other expense	-	(2,562)

Net loss	$(6,290,126)	$(7,327,681)

Other Comprehensive Loss	(25)	-

Comprehensive Loss	(6,290,151)	(7,327,681)

Operating Loss; Net Loss

Our net loss decreased by $1,037,530, from ($7,327,681) to ($6,290,151), from the three months ended September 30, 2018 compared to the three months ended September 30, 2019. Our operating loss decreased by $1,289,791, from ($7,476,692) to ($6,186,901) for the same period. The decrease in operating loss and net loss compared to the same period of the prior year is primarily a result of decreases in professional fees, offset by a slight increase in our general and administrative expenses. These changes are detailed below.

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

General and Administrative Expenses

General and administrative expenses increased by $46,214, from $34,035 for the three months ended September 30, 2018 to $80,249 for the three months ended September 30, 2019, primarily due to increases in salaries and wages.

Professional Fees

Our professional fees decreased by $1,333,318 during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Our professional fees were $6,065,896 for the three months ended September 30, 2019 and $7,399,214 for the three months ended September 30, 2018. These fees are largely related to fees paid for legal and accounting services, along with compensation to independent contractors, and decreased primarily as a result of a decrease in the value of stock-based compensation awards due to our lower stock price. We expect these fees to grow steadily as our business expands if we continue to use stock-based compensation. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization

During the three months ended September 30, 2019 we had depreciation and amortization expense of $40,756, compared to $43,443 in the three months ended September 30, 2018. Our depreciation and amortization expense primarily relates to our property and trademark acquisitions.

Interest Expense

Interest expense decreased from $4,123 to $3,225 for the three months ended September 30, 2018 compared to the same period in 2019. Our interest expense primarily relates to the mortgages maintained on our acquired properties.

Other Income

Other income during the three months ended September 30, 2019 was $0, compared to $155,696 for the three months ended September 30, 2018. Our other income for the three months ended September 30, 2018, related to an insurance settlement received in connection with a fire at the Company’s La Veta property.

Loss on Deposit

We had a loss on deposit of $100,000 during the three months ended September 30, 2019, compared to $0 for the three months ended September 30, 2018. Our loss on deposit during the three months ended September 30, 2019 related the termination of the exclusive license and assignment agreement between us and Yissum Research Development Company. The second installment of the license fee of $400,000, due on May 1, 2019, was not paid, and the first installment of $100,000 was recorded as a loss on deposit due to the termination.

Other Expense

Other expense increased from $0 to $2,562 for the three months ended September 30, 2018 compared to the same period in 2019. Our other expense for the three months ended September 30, 2019, relates to bank service charges.

Nine Months Ended September 30, 2019 compared to Nine Months Ended  September 30, 2018

Results of Operations

	Nine Months Ended September 30,
	2019	2018
Revenue	$-	$-

Operating expenses:

General and administrative	390,937	811,678
Professional fees	23,979,599	20,291,424
Depreciation and amortization	122,172	128,772
Total operating expenses	24,492,707	21,231,874

Net operating loss	(24,492,708)	(21,231,874)

Other Expense
Interest income	0	9,338
Interest expense	(5,614)	(11,930)
Loss on deposit	(100,000)
Loss on extinguishment of debt	-	(1,064,719)
Other income	1,017	155,696
Other expense	(1,956)	(7,293)

Net loss	$(24,599,261)	$(22,150,783)

Other Comprehensive Loss	(546)	0

Comprehensive Loss	(24,599,807)	(22,150,783)

Operating Loss; Net Loss

Our net loss increased by $2,448,478, from ($22,150,783) to ($24,599,261), from the nine months ended September 30, 2018 compared to the nine months ended September 30, 2019. Our operating loss increased by $3,260,834, from ($21,231,874) to ($24,492,708) for the same period. The increase in operating loss and compared to the same period of the prior year is primarily a result of an increase in professional fees, partially offset by decreases in general and administrative expenses and depreciation and amortization. The increase in net loss and compared to the same period of the prior year is primarily a result of the changes in our operating expenses, as well as a $100,000 loss on deposit, offset by decreases in our loss on extinguishment of debt and other income. These changes are detailed below.

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

General and Administrative Expenses

General and administrative expenses decreased by $420,741, from $811,678 for the nine months ended September 30, 2018 to $390,937 for the nine months ended September 30, 2019, primarily due to decreases in lab supplies and construction labor for the research facilities.

Professional Fees

Our professional fees increased by $3,688,175 during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Our professional fees were $23,979,599 for the nine months ended September 30, 2019 and $20,291,424 for the nine months ended September 30, 2018. These fees are largely related to fees paid for legal and accounting services, along with compensation to independent contractors, and increased primarily as a result of a increases in the value of stock-based compensation awards due to our higher stock price for part of 2019. We expect these fees to grow steadily as our business expands if we continue to use stock-based compensation. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization

During the nine months ended September 30, 2019 we had depreciation and amortization expense of $122,172, compared to $128,772 in the nine months ended September 30, 2018. Our depreciation and amortization expense primarily relates to our property and trademark acquisitions.

Loss on Extinguishment of Debt

During the nine months ended September 30, 2019, we incurred a loss on extinguishment of debt of $0, compared to $1,064,720 for the nine months ended September 30, 2018. The loss on extinguishment of debt for the nine months ended September 30, 2018, related to the settlement of the Miller Note in March 2018 with common stock with a fair value in excess of the indebtedness.

Interest Income

Interest income decreased from $9,338 to $0 for the nine months ended September 30, 2018 compared to the same period in 2019. Our interest income in the 2018 primarily related to amounts earned in connection with our cash balances.

Other Income

Other income decreased from $155,696 to $1,017 for the nine months ended September 30, 2018 compared to the same period in 2019. Our other income for the nine months ended September 30, 2018, related to an insurance settlement received in connection with a fire at the Company’s La Veta property.

Loss on Deposit

We had a loss on deposit of $100,000 during the nine months ended September 30, 2019, compared to $0 for the nine months ended September 30, 2018. Our loss on deposit during the nine months ended September 30, 2019 related the termination of the exclusive license and assignment agreement between us and Yissum Research Development Company. The second installment of the license fee of $400,000, due on May 1, 2019, was not paid, and the first installment of $100,000 was recorded as a loss on deposit due to the termination.

Interest Expense

Interest expense decreased from $11,930 to $5,614 for the nine months ended September 30, 2018 compared to the same period in 2019. Our interest expense primarily relates to the mortgages maintained on our acquired properties.

Other Expense

Other expense decreased from $7,293 to $1,956 for the nine months ended September 30, 2018 compared to the same period in 2019. Our other expense for the nine months ended September 30, 2019, relates to bank service charges.

Liquidity and Capital Resources

Introduction

During the nine months ended September 30, 2019, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of September 30, 2019 was $12,440 and our monthly cash flow burn rate was approximately $45,000. Our cash on hand was primarily proceeds from the sales of our securities. We currently do not believe we will be able to satisfy our cash needs from our revenues for many years to come.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2019 and December 31, 2018, respectively, are as follows:

	September 30, 2019	December 31, 2018	Change

Cash	$12,440	$70,608	$(58,168)
Total Current Assets	128,867	491,939	(479,072)
Total Assets	2,538,724	3,020,989	(482,265)
Total Current Liabilities	759,912	259,362	500,550
Total Liabilities	$759,912	259,362	$500,550

Our total assets decreased by $482,265 as of September 30, 2019 as compared to December 31, 2018. The decrease in our total assets between the two periods was primarily attributed to decreases in our deposits, prepaid expenses and cash at September 30, 2019 compared to December 31, 2018.

Our current liabilities and total liabilities increased by $500,550, as of September 30, 2019 as compared to December 31, 2018. This increase was due to increases in accrued officer compensation, notes payable, related party, notes payable, accrued expenses, and accrued interest, partially offset by a decrease in accounts payable.

In order to pay our obligations in full or in part when due, we will be required to raise capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available of $12,440 and $70,608 as of September 30, 2019 and December 31, 2018, respectively. Based on our revenues, cash on hand and current monthly burn rate of approximately $45,000, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $1,052,279 for the nine months ended September 30, 2019, as compared to $2,304,454 for the nine months ended September 30, 2018. For the period in 2019, the net cash used in operating activities consisted primarily of our net loss of ($24,599,261), offset by estimated fair value of stock-based compensation of $21,209,062, estimated value of shares issued for services of $1,909,929, and depreciation and amortization of $122,172, and adjusted by a decrease in prepaid expenses and other assets of $305,707, a decrease in accounts payable of $91,452, and an increase in accrued expenses of $92,365. For the period in 2018, the net cash used in operating activities consisted primarily of our net loss of ($22,150,783), offset by loss on extinguishment of debt of $1,064,720, estimated value of shares issued for services of $3,770,274, estimated value of vested stock options of $15,329,323, depreciation and amortization of $128,772, and adjusted by an increase in prepaid expenses and other assets of $185,450, a decrease in accrued expenses of $178,584, and a decrease in accounts payable of $82,726.

Investments

For the nine months ended September 30, 2019, we had net cash used in investing activities of $2,979, consisting entirely of purchases of property and equipment. For the period in 2018, the net cash used in investing activities of $876,481, consisting of $826,481 in purchases of property and equipment, and $50,000 in purchases of intangible assets.

Financing

Our net cash provided by financing activities for the nine months ended September 30, 2019 was $997,636, compared to $3,067,363 for the nine months ended September 30, 2018. For the period in 2019, our financing activities related to proceeds from the sale of common stock of $498,001, proceeds from notes payable of $230,812, and proceeds from notes payable-related party of $268,823. For the period in 2018, our financing activities related to proceeds from the sale of common stock of $3,023,550, proceeds from notes payable of $7,000, and stock payable of $1,000,000, offset by repayments on notes payable of ($963,187).

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

As of September 30, 2019, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2019 to the same extent they were not effective as of December 31, 2018.

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

On September 14, 2018, WEED, Inc. filed a Motion for Partial Summary Judgment (MPSJ) seeking the dismissal of all remaining claims in the First Amended Complaint. On November 26, 2018, plaintiff filed an opposition to the motion for partial summary judgment, together with a cross-motion for summary judgment on both plaintiff’s claims and the Corporation’s counterclaims. Those motions have been fully briefed. Originally, the Court set oral argument on the motions for May 16, 2019, but that hearing has been postponed by the Court due to health issues with Plaintiff’s counsel. The hearing has not been rescheduled. Subsequently, Plaintiff’s counsel withdrew and consequently, William Martin and his wife are unrepresented. By order of the Court, the Parties participated in a judicial settlement conference August 21, 2019 with Magistrate Judge Thomas Ferraro, but the case did not settle. On October 15, 2019, Judge Marquez heard oral argument on the cross-motions for partial summary judgment. The judge took the motions under considerations. The Parties are awaiting her decision.

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

ITEM 2                 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2019, we issued the following unregistered securities:

Common Stock Sales

During the three months ended September 30, 2019, we sold an aggregate of 327,500 shares of our common stock to Roger Seabre and Lex Seabre, unrelated investors, for an aggregate of $148,000. The issuances were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make this determination we relied on the representations of the purchaser contained in the securities purchase agreements signed by the purchasers, which indicated the purchasers were knowledgeable about our management and our operations, were sophisticated investors, and understood the purchase was part of a private placement.

Common Stock Issued to Consultants

During the three months ended September 30, 2019, we issued an aggregate of 348,000 shares of our common stock to Michael Peskin, Daniel Weisnstock, George Wood, Kelly Davis, Robb Asbjornsen, Marialice Nichols, Todd Harriman, Kiante Carroll, Michael Miles, and Abraham Truitt, unrelated consultants, for services rendered. The shares were valued at an average of $0.58 per share. The issuances were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make that determination we relied on the representations of the purchasers contained in the agreements signed by the purchasers and the fact the consultants did work for the company and was familiar with the company, its operations and its management.

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

On September 26, 2019, we received another two-month extension to pay the final purchase price, until November 30, 2019, in exchange for a one-time payment of $20,000. We paid the $20,000 for the extension on September 26, 2019. Under the terms of our extension we are required to provide an update towards our financing on October 31, 2019. In the event it is determined by the bank that the sale to us is not likely based on our update on October 31, 2019, the bank may cancel the sale. We currently need to raise additional funds to pay the remaining purchase price by November 30, 2019.

The property is approximately 43 acres and has unlimited water extraction rights from the State of New York. We plan to use this property as our inroads to the New York hemp and infused beverage markets in the future. There are no current plans or budget to proceed with operations in New York if we are successful in acquiring the property, and there will not be until proper funding is secured after acquiring this property.

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

WEED, Inc.

Dated: November 14, 2019		/s/ Glenn E. Martin
	By:	Glenn E. Martin
	Its:	President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer) (Principal Financial Officer)