Form 10-K
period 2019-12-31
WEED, INC.
filed 2020-03-30
CIK 1393772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Aggregate market value of the voting stock held by non-affiliates: $16,651,337 as based on last reported sales price of such stock on June 30, 2019. The voting stock held by non-affiliates on that date consisted of 28,222,605 shares of common stock the closing stock price was $0.59.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 30, 2020, there were 110,722,685 shares of common stock, $0.001 par value, issued and outstanding.

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

WEED, Inc.
TABLE OF CONTENTS

PART I

Explanatory Note

Forward Looking Statements

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider,” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties, and assumptions. The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

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

As of December 31, 2019, in addition to Sangre, we had two other wholly-owned subsidiaries, namely WEED Australia Ltd., an Australian corporation, and WEED Israel Cannabis Ltd., an Israeli corporation. WEED Australia is registered as an unlisted public company in Australia. Both subsidiaries were formed to address future anticipated global demand and to take advantage of countries that have more developed laws related to cannabis.

Our corporate offices are located at 4920 N. Post Trail, Tucson, AZ 85750, telephone number (520) 818-8582.

Business Overview

General

Currently, we are either working on or planning for several different business opportunities in the cannabis space. Our first business opportunity is through our wholly-owned subsidiary, Sangre AT, LLC (“Sangre”), where we are focused on the development and application of cannabis-derived compounds for the treatment of human disease. Second, we are under contract to purchase a golf course property located in Westfield, New York. We own the unlimited water extractions rights from Lake Erie to the property already, but need to raise at least $500,000 to acquire the property. If we are successful in acquiring the property we plan to utilize the property to access the hemp and infused beverage markets. Third, we have established WEED Australia Ltd. and The Cannabis Institute of Australia (C.I.A.) in Australia for the purpose of conducting cannabis and hemp research and potentially developing products in Australia. C.I.A. is a non-profit entity formed for the purpose of conducting cannabis and hemp research and potentially developing products in Australia for domestic research and development of products, services and educational purposes to all 7 States and territories including Tasmania. Fourth, we have an arrangement with Professor Elka Touitou to assist us with cannabis research and studies in Israel. Professor Touitou was the Head of the Innovative Dermal, Transdermal and Transmucosal Delivery Lab at the Institute of Drug Research, The School of Pharmacy, HUJ, now retired but still has HUJ clinical trial & independent studies/lab privileges. Professor Touitou is an internationally renowned authority in the field of drug delivery and design of new technologies for efficient administration of drugs and development of new products. Professor Touitou has been involved in Cannabinoid research since 1988 at The Hebrew University of Jerusalem, (HUJ) Jerusalem, Israel.

Using annotated genomic data and newly generated phenotypic data, WEED plans to identify and isolate regions of the plant genome which are related to growth, synthesis of desired molecules, and drought and pest resistance. This complex data set would then be utilized in a breeding program to generate and establish new hybrid cultivars which exemplify the traits that are desired by the medical and patient community. This breeding program would produce new seed stocks and clones, which we plan on patenting. If successful this intellectual property should generate immense value for the Company. After developing a comprehensive understanding of the annotated genome of a variety of cannabis strains and obtaining intellectual property protection over the most promising strains, we plan to move forward either independently or with strategic partners to develop medicinal products for the treatment and therapies for a multitude of human and animal diseases.

Our current, short-term goals relate to the Cannabis Genomic Study and the resulting development of a variety of new cannabis strains, and, over the next 5 years, we plan to process those results in order to become an international cannabis research and product development company, with a globally-recognized brands focusing on building and purchasing labs, land and building commercial grade “Cultivation Centers”. WEED plans to consult, assist, manage & lease to universities, state governments, licensed dispensary owners and organic grow operators on a contract basis with a concentration on the legal and medical cannabis sector.

Our long-term plan is to become a true “Seed-to-Sale” global holding company providing infrastructure, financial solutions, product development, and real estate options in this new emerging market thru acquisitions and strategic partnerships. Our long term growth may also come from the acquisition of synergistic businesses, such as distilleries, to make anything from infused beverages to super oxygenated water with CBD and THC. Currently, WEED, Inc. has formed WEED Australia Ltd., registered as an unlisted public company in Australia to address this global demand. We have also formed WEED Israel Cannabis Ltd., an Israeli corporation, to address future global demand, and in March 2019, WEED Israel Cannabis Ltd. was involved in the transaction with Yissum discussed herein. In 2018, we formed a non-profit company in Australia called The Cannabis Institute of Australia. To date this company has been dormant.

As of December 31, 2018, the original Sangre’s research team leader is no longer with the Company. However, we believe his departure will have little to no impact on Sangre’s genomic study. Although Mr. Williams was the team leader of the Sangre project, most of the work on the study was conducted under contract by Industrial Metagenomics in connection with a public university in Texas. The leadership of Industrial Metagenomics is intact and will still be conducting the study once we have secured sufficient financing. In addition, we will plan to utilize top researchers from Israel. WEED’s facilities manager is the only individual who is currently located onsite at the Sangre BioSciences compound in La Veta, Colorado. His duties also include caretaker for our 6,000 sq ft corporate Colorado headquarters and our 3 bedroom condo in Cucharas, Colorado to house personnel.

Cannabis Genomic Study

After more than 40 years of illicit, underground breeding programs, the genetic integrity of Cannabis has been significantly degraded. Our subsidiary, Sangre AT, LLC (“Sangre”) plans to use a gene-based breeding program to root out inferior cultivars and replace them with fully-validated and patentable cultivars which produce consistent plant products for the medicinal markets. We believe our unique gene-based breeding program will improve cultivars and introduce integrity, stability, and quality to the market in the following ways:

●	Accelerated and optimized growth rates; modern genomic resources will enhance traditional breeding methods

●	Generation of new cultivars, accelerating and perfecting the art of selective breeding

●	Provide the ability to assay for specific genes within the crop, which is critical to strain tracking and market quality assurance

●	Improve disease and drought resistance

We believe our gene-based breeding program will facilitate and accelerate:

●	Improved therapeutic properties

●	New therapies for migraines/chronic pain, epilepsy, cancer, PTSD, chronic head injury, and others

●	Enhanced opportunities for new drug discovery through collaborations with national and international medical research/treatment centers, bio-pharma companies including nutraceuticals and botanical companies

●	Development and protection of intellectual property on a global scale. WEED currently owns several trademarks for WEED, WEED Rules!, Panama Red and Acapulco Gold in in several countries in certain limited International categories as placeholders for future growth.

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

Where We Are in the Research Plan

As noted above, phase one of our planned five year “Cannabis Genomic Study” includes “extraction technologies”. On April 20, 2017, we, in connection with Industrial Metagenomics, initiated the genomic study by extracting DNA from seven cannabis strains in Tucson, Arizona. Sangre followed the initial extraction with a second round of extractions in July 2017. So far, Industrial Megagenomics, under their agreement with Sangre have designed, tested, and developed standard operating procedures for efficient DNA isolation and sequencing of Cannabis genomes. Extensive bioinformatics analysis of repeatable and variable regions has been performed on newly generated DNA, sequencing data of 26 landrace cultivars and publicly available genomes to identify potential biomarkers to type cannabis plants without the need for whole genome sequencing. The developed biomarkers were prepared into a package for patenting, however, we are waiting for funding to perform in-vivo validation. We believe we will be able to finish phase one of the trial within 9-12 months after we have secured sufficient financing.

Under the next phase of our genomic study, we plan to continue our genetic studies in both the United States and Israel for phase 2, moving directly to clinical human trials with our wholly owned subsidiary, WEED Israel Cannabis Ltd. under the guidance currently of Professor Elka Touitou, who has patented “Delivery systems” to increase bioavailability with Hundreds of formulas she developed at the Hebrew University of Jerusalem since 1988. In addition, Professor Elka has worked with World Class scientists such as Dr. Raphael Mechoulam and many top echelon scientists in Israel in Cannabis studies and Human Trials outside of the scope of Patents and Formulas with WEED Inc. In February 2019, Glenn Martin, our CEO, and WEED Israel Managing Director, Elliot Kwestel, met with Dr. Mechoulam in his office at HUJ to discuss WEED Israel goals of attaining a high THC cultivar to synthesis for controlled dosing purposes as discussed below. We are ready to begin this phase, but need additional funding in order to proceed with the planned clinical trials, as well as to continue on to future phases of the genomic study.

After the planned clinical trials, and assuming they are successful, then in Phase 3, we plan for WEED Israel Cannabis Ltd. to utilize our human clinical trials with continuing genetic studies in Israel, not just at University levels but to include separate studies at Israeli Hospitals and clinics across Israel from Haifa to Tel Aviv, under Contract Research Organizations (CROs) in order to begin final research & developments from strain extractions to advance manufacturing, refinement of raw product, scientifically backed, to incorporate into Protocols and Procedures, QA/QC to meet EU standards, TGA standards in Australia, and that will meet World Class standards required by the FDA in the United States. This strong pipeline and provenance will clarify and streamline licensing standards to issue all vertically integrated licenses needed in each jurisdiction that we enter in each country. We plan to utilize the highest GMP standards for eventual sale to the public, both for Domestic use and International export.

Under the continuation of Phase 3 and for Phase 4 – assuming our human clinical trials proved to be successful, we plan for WEED Israel Cannabis Ltd., once cleared and permitted by The Israeli Ministry of Health, to begin to move to manufacturing of product both for commercial pharmaceutical and non-pharmaceutical uses. These above stated studies will include development of “educational courses” for continuing education to medical professionals to attract; Drs. PHDs, pharmacists, pharmacist assistants and retail managers, pharmacy industry service providers, pharmacy trade press, educators, government officials, students & new graduates, other pharmaceutical & health-related industry professionals.

In addition, we plan for proprietary strains of cannabis genetics to be imported & incorporated into our studies upon Ministry of Health authorization or lead authorities globally for additional research and evaluation to complete DNA sequencing, Pathogen studies, Metabolic Studies, and MetaBolomics analysis adding to our databases to increase efficiencies, worldwide. Our goal is to achieve a 38% - 40% THC (tetrahydrocannabinol) plant, natural or enhanced genetics, to synthesis THC and THC-A to separate THC (pyschoactive) from THC-A (non-pyschoactive) to control dosing for commercial release of products. We will conduct separate studies and evaluations for Cannabidiol (CBD), a phytocannabinoid. CBD does not have the same psychoactivity as THC. CBD is one of 113 currently identified cannabinoids in the Cannabaceae plant. CBD accounts for up to 40% of plant extracts.

This also requires the development of continuing “Education Studies” to educate doctors and health practitioners on proper use as stated above for increased bioavailability to achieve consistent controlled dosing for patients medical requirements and needs. This will require short and long term, continual studies to supply proper medical advice and treatment to provide the highest quality medical and legal use products for both humans and animal conditions and diseases. We will look to supply constant and continual medical information and products for preventative treatments, therapies, with ultimate goal for eventual cures utilizing the Cannabis plant and its potential for a panacea of medical relief worldwide.

New York Property – Infused Beverage Industry

As detailed elsewhere herein, we currently have an agreement in place that allows us the option to acquire certain improved property located in Westfield, New York from DiPaolo for a total purchase price of Eight Hundred Thousand Dollars ($800,000). Under the terms of the agreement, we still owe approximately $392,000 to acquire the property. We have agreed to pay that amount in installment payments of $10,000 per month for six months beginning February 2020, with a balloon payment of approximately $332,000 due on or before August 3, 2020. These payments are in addition to the approximately $92,000 in payments we have already made. In the event we make the payments we will own the property. In the event we do not make the payments, all monies we have paid are non-refundable and the bank may acquire the property. The property is approximately 43 acres and has unlimited water extraction rights from the State of New York. If we are successful in acquiring the property, we plan to use this property as our inroads to the New York hemp and infused beverage markets in the future. In order to make the payments required to acquire the property we must raise funds.

WEED Australia Ltd.

WEED Australia Ltd.’s corporate strategy is to become a leader in cannabis and hemp research and development. To support this goal WEED Australia Ltd. has assembled a highly qualified team of well-respected Ph.D.’s, scientists, researchers and business experts with the goal of establishing an export industry. WEED Australia’s personnel has presented at several conferences regarding the use of cannabis for medical purposes as well as for other uses. We need additional funding in order to further WEED Australia’s efforts to conduct research and development activities in Australia.

WEED Israel Cannabis Ltd.

Through our subsidiary, WEED Israel Cannabis, Ltd., we have an arrangement with Professor Elka Touitou to assist us with cannabis research and studies in Israel. Professor Touitou was the Head of the Innovative Dermal, Transdermal and Transmucosal Delivery Lab at the Institute of Drug Research, The School of Pharmacy, HUJ, now retired but still has HUJ clinical trial & independent studies/lab privileges. Professor Touitou is an internationally renowned authority in the field of drug delivery and design of new technologies for efficient administration of drugs and development of new products. As noted above with our genomic study, there is a strong possibility we do our initial clinic trials in Israel due to a variety of factors, including the fact that Dr.Touitou is located in Israel, and the fact that Israel has certain advancements in the study of cannabis that we believe would be beneficial to our clinic trial work. We need to raise additional funds in order to conduct our planned operations in Israel.

Competitive Advantages

Sangre’s research and development team works with next generation sequencing (NGS) and emerging third generation instruments and has developed the most advanced proprietary bioinformatics data systems available. Sangre uses a unique two sequencing approach. One system provides DNA reads of up to 300,000 base pair reads and an NGS system which provides highly accurate short reads. This allows the genomic data to be assembled in a scaffold construct; the long reads forming the scaffold and the short reads providing highly accurate verification and quality assurance of the genomic data. This approach, together with the bioinformatics program, facilitates a highly accurate construct of the Cannabis genome which can be annotated and facilitate gene discovery and gene location. Sangre combination of personnel, skill-sets, and data analytics capabilities will allow us to accomplish our goals in months, rather than years.

Using annotated genomic data and newly generated phenotypic data, we plan to identify and isolate regions of the genome which are related to growth, synthesis of desired molecules, and environmental compatibility. This complex data set will be utilized in a breeding program to generate and establish new hybrid cultivars which exemplify the traits that are desired by the medical community. This breeding program will produce new seed stocks, clones, cultivars, and intellectual property which will generate value for the business organization. Eventual expansion to Israel will allow us to include human clinical trials thru product development for its domestic and international export markets.

Sangre plans to develop a translational breeding program to establish a new collection of Cannabis cultivars for the USA national market. In Israel we plan to establish a unique 2nd new collection of Cannabis Cultivars exclusive to WEED for the EU marketplace. Using genetic screening technology and micro-propagation, cultivars can be up-selected for specific traits and grown to address the needs of consumers in the medicinal and drug discovery markets. The combination of next generation genomics, selective hybridization, and In Vitro cloning provide us with the tools to enhance new cultivars of patentable Cannabis.

Marketing

We have not developed a marketing plan and do not intend to until we are in the latter stages of the Cannabis Genomic Study and believe we have strains that are marketable for the treatment of disease. At that time we plan to develop a marketing plan for our newly-developed strains of Cannabis. We believe that if we are successful in developing strains of Cannabis that effectively treat human diseases then the market for our products will be a vibrant market. We will continue to look to acquire companies with revenue and companies or individuals with unique proprietary strains for future growth. We believe securing intellectual property, where possible, and branding are keys to long term financial success in the emerging global cannabis and hemp industries.

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

Competition

The cannabis industry, taken as a whole, is an emerging industry with many new entrants, with some of them focused on research, some on medicinal cannabis and others focused on cannabis for legal, adult use, i.e. “recreational” use. We are currently focused solely on the research and medicinal cannabis part of the industry. Additionally, many cannabis companies are international companies due to the restrictions on the cannabis industry in the U.S.

At this point in our development, we believe our competitors are those companies that are attempting study and sequence cannabis DNA with the goal of creating medicines from that research. We do not view ourselves in competition with those companies currently growing and/or selling cannabis for medicinal or recreational use since we are primarily a research company at this stage. However, in the future WEED looks provide both pharmaceutical grade medicinal products along with non-pharmaceutical products, such as Acapulco Gold suntan lotion as an example. We are aware of companies that supply synthetic cannabinoids and cannabis extracts to researchers for pre-clinical and clinical investigation. We are also aware of various companies that cultivate cannabis plants with a view to supplying herbal cannabis or non-pharmaceutical cannabis-based formulations to patients. These activities have not been approved by the FDA or the TGA in Australia.

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

As cannabis has moved through the legalization process in North America, research groups in Canada and the Unites States, along with Israel, Australia, have initiated work on understanding the Cannabis genome.

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

Under the Agreement, in exchange for an exclusive license to use the Existing Technologies, we were to pay Yissum a total of USD$1,000,000 as follows: (i) $100,000 within three (3) business days of signing the Technology Agreement (which amount has been paid), (ii) $400,000 on or before May 1, 2019, and (iii) $500,000 on or before December 31, 2019 (together, the “License Payments”). The grant of the exclusive license and the transfer to us of the responsibility for the administration and control of patent activities and patent expenses related to the Existing Technologies was to occur after the USD$400,000 payment due May 1, 2019. However, prior to that payment, WEED terminated the agreement with Yissum, and the first installment of $100,000 was recorded as a loss on deposit. WEED plans to revisit once proper funding from either this Offering or other sources have been obtained and regulatory authorities have revised and implemented new policies to enact our goals of manufacturing products and grant of import/export licensing. Professor Elka Touitou of Hebrew University of Jerusalem remains our Chairperson for our Israeli Scientific Advisory Board, which will implement our research and product development along with WEED Israel clinical trials.

Additionally, we consider certain elements of our Cannabis Genomic Study to be trade secrets and we protect it as our intellectual property. In the future, if we are successful in identifying certain Cannabis strains as promising for the treatment of diseases we will seek to patent those strains.

Government Regulation

As of the end of February 2019, 33 states and the District of Columbia allow its citizens to use medical marijuana. Voters in the states of Colorado, Washington, Alaska, Oregon and the District of Columbia were the first to approve ballot measures to legalize cannabis for adult use. The state laws are in conflict with the Federal Controlled Substances Act, which makes marijuana use and possession illegal at the federal level. The prior administration (President Obama) effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, the Trump administration has indicated the potential for stricter enforcement of the marijuana industry at the federal level, but to date there has been very little in terms of action. There is no guarantee that the Trump administration or future administrations will maintain the low-priority enforcement of federal laws in the marijuana industry that was adopted by the Obama administration. The Trump administration or any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to our business and our shareholders.

Further, and while we do not intend to harvest, distribute or sell cannabis, if we conduct research with the cannabis plant or lease buildings to growers of marijuana, etc., we could be deemed to be participating in cannabis cultivation, which remains illegal under federal law, and exposes us to potential criminal liability, with the additional risk that our properties could be subject to civil forfeiture proceedings.

Currently, there are no approvals needed in order to sequence the cannabis genome, which is what is currently being conducted by Sangre. However, prior to doing any research into the medical applications of the cannabis plant once the study is completed, we will need to obtain medicinal cannabis and hemp research licenses from the State of Colorado and New York State. Additionally, if we ever cultivate and process cannabis plants, we will need cultivation and processing licenses from the State of Colorado and New York State which covers cannabis and hemp. These licenses will cost approximately $1,000 to $5,000 per license, and likely take approximately six months to 1 year to obtain.

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

Le Veta, Colorado Properties

On July 26, 2017, we acquired property located in La Veta, Colorado in order for Sangre to complete its 5-Year, $15+ million Cannabis Genomic Study. The site includes a 10,000+ sq. ft. building that will house Sangre’s genomic research facility, a 4,000+ square foot building for plant product analytics and plant product extraction, a 3,500 sq. ft. corporate office center, and 25 RV slots with full water and electric, which we plan to convert into a series of small research pods. Under the terms of the purchase agreement, we paid $525,000 down, including 25,000 shares of our common stock, and Sangre took immediate possession of the property. Under the terms of the purchase we were obligated to pay an additional $400,000 in cash and issue an additional 75,000 shares of our common stock over the next two years in order to pay the entire purchase price. On January 12, 2018, we entered into an Amendment No. 1 to the $475,000 principal amount promissory note issued by us to the seller of the property, under which both parties agreed to amend the purchase and the promissory note to allow us to payoff the note in full if we paid $100,000 in cash on or before January 15, 2018 and issued the seller 125,000 shares of common stock, restricted in accordance with Rule 144, on before January 20, 2018. Through an escrow process, we paid the seller $100,000 in cash and issued him 125,000 shares of common stock in accordance with the Amendment No. 1, in exchange for a full release of the deed of trust that was securing the promissory note, on January 17, 2018. As a result, the $475,000 principal promissory note issued to the seller is deemed paid-in-full and fully satisfied and we own the property without encumbrances. To date we have spent $354,000 renovating the property and an additional $400,000 on extraction and analytical lab equipment. Our plans to complete the property renovations, at an estimated cost of $300,000, are currently on hold pending future financing. We will need additional extraction equipment and analytical lab equipment, totaling approximately $700,000. We will need to raise additional funds in order to complete the planned renovations and pay the purchase price for the equipment. We currently have another $1.2 million dollar property in La Veta, CO that was to house Sangre personnel, on the market to sell in order to keep our options open and to fund other operations, and we may or may not consummate a sale of the property, depending on the timing of future financing. During the year ended December 31, 2019, construction in progress in the amount of $499,695 was fully impaired due to the Company may not receive funds to complete the research facility center project. There was no work performed in 2019.

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

New York Property

On October 24, 2017, we entered into an amended Purchase and Sale Agreement with Greg DiPaolo’s Pro Am Golf, LLC (“DiPaolo”), under which we agreed to purchase certain improved property located in Westfield, New York from DiPaolo for a total purchase price of Eight Hundred Thousand Dollars ($800,000). Under the terms of the agreement, we paid a Ten Thousand Dollar ($10,000) deposit on October 26, 2017, with the remaining purchase price to be paid on or before the date closing date, which was originally scheduled for February 1, 2018. On February 19, 2018, we entered into a Second Addendum to the Purchase and Sale Agreement extending the closing date to May 1, 2018 in exchange for payment of $8,750. On May 1, 2018, we entered into a Fourth Addendum and a Fifth Addendum to agreement amending the “Closing Date” under the Agreement to August 1, 2018, in exchange for our payment of $50,000 as a non-refundable deposit to be applied against the purchase price when the property sale is completed and $10,000 for maintenance, tree removal and other grounds keeping in order to prepare the golf course for the 2018 season. The property is approximately 43 acres and has unlimited water extraction rights from the State of New York. We had planned to use this property as our inroads to the New York hemp and infused beverage markets in the future. Since the property was in foreclosure it was put up for auction, which occurred on July 1, 2019. At the auction, we were the winning bidder with a bid of $597,000. Our prior deposit payment of $120,000 was credited towards the purchase price, and the remaining $477,000, was finally due on November 30, 2019, after several extensions (which cost us total of $40,000 to obtain). We were not able to meet that deadline, but in January 2020 we worked out an additional extension with the bank. Under the terms of the new agreement, we still owe approximately $392,000 to acquire the property. We have agreed to pay that amount in installment payments of $10,000 per month for six months beginning February 2020, with a balloon payment of approximately $332,000 due on or before August 3, 2020. These payments are in addition to the approximately $92,000 in payments we have already made. To date we have paid the $10,000 payments for February 2020 and March 2020, and plan to pay the April 2020 payment on time. We need to raise funds in order to make the remaining scheduled payments.

Employees

As of December 31, 2019, we employed two people on a full time basis, namely Glenn E. Martin and Nicole M. Breen. We also contract with Thomas Perry, and Tom Pool as consultants on a full-time basis who work with Sangre. As of December 31, 2019, WEED Israel Cannabis Ltd. had one consultant. As of December 31, 2019, WEED Australia Ltd. had three consultants. WEED Hong Kong Limited has hired; Ed Lehman of Lehman, Lee and Xu as corporate counsel and Lehman, Lee and Xu Corporate Services Limited as WEED HKs legal representative in China and Hong Kong.

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

One of our current projects is our 5-year cannabis genomic study being conducted by Sangre. In the event that we are unable to complete that study for any reason, such as inability to complete our human clinical trials, or if those trials are not successful, then it could significantly impact our business.

Although we plan to be a company with a multitude of business segments, one of our first foray into medical cannabis research is the 5-year cannabis genomic study being conducted by Sangre. In the event that we are unable to complete the 5-year study for any reason, such as the inability to complete our planned human clinical trials in phases 2 and 3 of the study, or if those trials are not successful, then it could significantly impact our business.

Current economic conditions and capital markets are in a period of disruption and instability which could adversely affect our ability to access the capital markets, and thus adversely affect our business and liquidity.

The current economic conditions largely caused by the coronavirus pandemic have had, and likely will continue to have for the foreseeable future, a negative impact on our ability to access the capital markets, and thus have a negative impact on our business and liquidity. The recent, substantial losses in worldwide equity markets could lead to an extended worldwide recession. We may face significant challenges if conditions in the capital markets do not improve. Our ability to access the capital markets has been and continues to be severely restricted at a time when we need to access such markets, which could have a negative impact on our business plans. Even if we are able to raise capital, it may not be at a price or on terms that are favorable to us. We cannot predict the occurrence of future disruptions or how long the current conditions may continue.

The coronavirus pandemic is causing disruptions in the workplace, which will have negative repercussions on our business if they continue for an extended period time.

We are closely monitoring the coronavirus pandemic and the directives from federal and local authorities regarding not only our workforce, but how it impacts companies we work with for our various projects. As more states and localities implement social distancing and “work from home” regulations more and more companies will be forced to either shut down, slow down or alter their work routines. This could have a negative impact our business going forward if these conditions persist for an extended period of time.

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

As of the end of February 2019, 33 states and the District of Columbia allow its citizens to use medical marijuana. Currently, there are 11 states that have legalized adult recreational use. The state laws are in conflict with the Federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The prior administration (President Obama) effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, the Trump administration has indicated the potential for stricter enforcement of the marijuana industry at the federal level, but to date there has been very little in terms of action. There is no guarantee that the Trump administration or future administrations will maintain the low-priority enforcement of federal laws in the marijuana industry that was adopted by the Obama administration. The Trump administration or any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to our business and our shareholders.

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

Our common stock has been thinly traded and we cannot predict the extent to which a trading market will develop.

Our common stock is traded on the OTC Markets’ “OTCQB” tier. Our common stock is thinly traded compared to larger more widely known companies. Thinly traded common stock can be more volatile than common stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained after this offering.

Because we are subject to the “penny stock” rules, the level of trading activity in our stock may be reduced.

Our common stock is traded on the OTC Markets’ “OTCQB” tier. Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

ITEM 1B – UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we have not received written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 within the last 180 days before the end of our last fiscal year.

ITEM 2 – PROPERTIES

Le Veta, Colorado Properties

On July 26, 2017, we acquired property located in La Veta, Colorado in order for Sangre to complete its 5-Year, $15+ million Cannabis Genomic Study. The site includes a 10,000+ sq. ft. building that will house Sangre’s genomic research facility, a 4,000+ square foot building for plant product analytics and plant product extraction, a 3,500 sq. ft. corporate office center, and 25 RV slots with full water and electric, which we plan to convert into a series of small research pods. Under the terms of the purchase agreement, we paid $525,000 down, including 25,000 shares of our common stock, and Sangre took immediate possession of the property. Under the terms of the purchase we were obligated to pay an additional $400,000 in cash and issue an additional 75,000 shares of our common stock over the next two years in order to pay the entire purchase price. On January 12, 2018, we entered into an Amendment No. 1 to the $475,000 principal amount promissory note issued by us to the seller of the property, under which both parties agreed to amend the purchase and the promissory note to allow us to payoff the note in full if we paid $100,000 in cash on or before January 15, 2018 and issued the seller 125,000 shares of common stock, restricted in accordance with Rule 144, on before January 20, 2018. Through an escrow process, we paid the seller $100,000 in cash and issued him 125,000 shares of common stock in accordance with the Amendment No. 1, in exchange for a full release of the deed of trust that was securing the promissory note, on January 17, 2018. As a result, the $475,000 principal promissory note issued to the seller is deemed paid-in-full and fully satisfied and we own the property without encumbrances. To date we have spent $354,000 renovating the property and an additional $400,000 on extraction and analytical lab equipment. Our plans to complete the property renovations, at an estimated cost of $300,000, are currently on hold pending future financing. We will need additional extraction equipment and analytical lab equipment, totaling approximately $700,000. We will need to raise additional funds in order to complete the planned renovations and pay the purchase price for the equipment. We currently have another $1.2 million dollar property in La Veta, CO that was to house Sangre personnel, on the market to sell in order to keep our options open and to fund other operations, and we may or may not consummate a sale of the property, depending on the timing of future financing. During the year ended December 31, 2019, construction in progress in the amount of $499,695 was fully impaired due to the Company may not receive funds to complete the research facility center project. There was no work performed in 2019.

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

New York Property

On October 24, 2017, we entered into an amended Purchase and Sale Agreement with Greg DiPaolo’s Pro Am Golf, LLC (“DiPaolo”), under which we agreed to purchase certain improved property located in Westfield, New York from DiPaolo for a total purchase price of Eight Hundred Thousand Dollars ($800,000). Under the terms of the agreement, we paid a Ten Thousand Dollar ($10,000) deposit on October 26, 2017, with the remaining purchase price to be paid on or before the date closing date, which was originally scheduled for February 1, 2018. On February 19, 2018, we entered into a Second Addendum to the Purchase and Sale Agreement extending the closing date to May 1, 2018 in exchange for payment of $8,750. On May 1, 2018, we entered into a Fourth Addendum and a Fifth Addendum to agreement amending the “Closing Date” under the Agreement to August 1, 2018, in exchange for our payment of $50,000 as a non-refundable deposit to be applied against the purchase price when the property sale is completed and $10,000 for maintenance, tree removal and other grounds keeping in order to prepare the golf course for the 2018 season. The property is approximately 43 acres and has unlimited water extraction rights from the State of New York. We had planned to use this property as our inroads to the New York hemp and infused beverage markets in the future. Since the property was in foreclosure it was put up for auction, which occurred on July 1, 2019. At the auction, we were the winning bidder with a bid of $597,000. Our prior deposit payment of $120,000 was credited towards the purchase price, and the remaining $477,000, was finally due on November 30, 2019, after several extensions (which cost us total of $40,000 to obtain). We were not able to meet that deadline, but in January 2020 we worked out an additional extension with the bank. Under the terms of the new agreement, we still owe approximately $392,000 to acquire the property. We have agreed to pay that amount in installment payments of $10,000 per month for six months beginning February 2020, with a balloon payment of approximately $332,000 due on or before August 3, 2020. These payments are in addition to the approximately $92,000 in payments we have already made. To date we have paid the $10,000 payments for February 2020 and March 2020, and plan to pay the April 2020 payment on time. We need to raise funds in order to make the remaining scheduled payments.

ITEM 3 – LEGAL PROCEEDINGS

William Martin v. WEED, Inc. et al

On January 19, 2018, we were sued in the United States District Court for the District of Arizona (William Martin v. WEED, Inc., Case No. 4:18-cv-00027-RM) by the listed Plaintiff. We were served with the Verified Complaint on January 26, 2018. The Complaint alleges claims for breach of contract-specific performance, breach of contract-damages, breach of the covenant of good faith and fair dealing, conversion, and injunctive relief. In addition to the Verified Complaint, we were served with an application to show cause for a temporary restraining order. The Verified Complaint alleges we entered into a contract with the Plaintiff on October 1, 2014 for the Plaintiff to perform certain consulting services for the company in exchange for 500,000 shares of our common stock up front and an additional 700,000 shares of common stock to be issued on May 31, 2015. The Plaintiff alleges he completed the requested services under the agreement and received the initial 500,000 shares of common stock, but not the additional 700,000 shares. The request for injunctive relief asks the Court to Order us to issue the Plaintiff 700,000 shares of our common stock, and possibly include them in our previously-filed Registration Statement on Form S-1, or, in the alternative, issue the shares and have them held by the Court pending resolution of the litigation, or, alternatively, sell the shares and deposit the sale proceeds in an account that the Court will control. The hearing on the Temporary Restraining Order occurred on January 29, 2018. On January 30, 2018, the Court issued its ruling denying the application for a Temporary Restraining Order. Currently, there is no further hearing scheduled in this matter.

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

On September 14, 2018, WEED, Inc. filed a Motion for Partial Summary Judgment (MPSJ) seeking the dismissal of all remaining claims in the First Amended Complaint. On November 26, 2018, plaintiff filed an opposition to the motion for partial summary judgment, together with a cross-motion for summary judgment on both plaintiff’s claims and the Corporation’s counterclaims. Those motions have been fully briefed. Originally, the Court set oral argument on the motions for May 16, 2019, but that hearing has been postponed by the Court due to health issues with Plaintiff’s counsel. Subsequently, Plaintiff’s counsel withdrew and consequently, William Martin and his wife are unrepresented. By order of the Court, the Parties participated in a judicial settlement conference August 21, 2019 with Magistrate Judge Thomas Ferraro, but the case did not settle. On October 15, 2019, Judge Marquez heard oral argument on the cross-motions for partial summary judgment. The judge took the motions under considerations. On November 21, 2019, the Judge issued a ruling, which (i) granted our motion for summary judgment as to the Plaintiff’s claim for fraudulent transfer, and as a result Glenn Martin, Nicole Breen, Ryan Breen and GEM Management Group, LLC were dismissed from the lawsuit, (ii) denied our motion to dismiss Plaintiff’s claims for breach of contract, and (iii) granted Plaintiff’s motion to dismiss our claims for fraudulent misrepresentation/concealment, which acted to dismiss our claims against the Plaintiffs. As a result of this ruling, the remaining claim in the lawsuit was one for breach of contract against WEED, Inc. On March 5, 2020, the Plaintiffs filed a Motion to Dismiss the remaining counts in the lawsuit, without prejudice. On March 5, 2020, we filed a Response to the Motion to Dismiss stating that we did not object to the Plaintiff’s motion. As a result, on March 10, 2020, the Court entered an Order dismissing Plaintiff’s remaining counts in the Complaint without prejudice. The only remaining claims relate to awards for attorneys’ fees, with the Parties motions due on March 31, 2020, if they elect to file one.

Travis Nelson v. WEED, Inc.

On February 5, 2018, we were sued in Huerfano County, Colorado District Court (Travis Nelson v. WEED, Inc., et al., Case No. 18CV30003) by the listed Plaintiff. After we successfully pursued motions to dismiss Plaintiff’s two initial Complaints, the Court issued an Order on October 1, 2018 granting Plaintiff permission to file a Second Amended Complaint, which was then filed on October 22, 2018. The Second Amended Complaint includes three claims: 1) breach of fiduciary duty/shareholder derivative action; 2) a claim under Colorado’s Organized Crime Control Act; and 3) a wrongful discharge claim. We have answered the Second Amended Complaint, denying all allegations and alleging that the decision not to offer employment to Nelson, the core factual dispute in this case, was the result of pre-employment background checks that showed Nelson had an extensive, violent criminal history. The parties exchanged Initial Disclosures on November 11, 2018. We still have a motion pending with the Court that seeks attorneys’ fees in the amount of $53,000 for the expense of defending the first two Complaints. On January 31, 2019, Plaintiff submitted an Offer of Judgment under Colorado Statute §13-17-202 offering to dismiss the case in exchange for payment of $100,000. The Company has rejected this offer. Plaintiff served us with written discovery that we responded to in March 2019. A Case Management Order required the parties to arrange mediation by April 1, 2019. Pursuant to the Court’s scheduling order, the parties attended mediation on April 24, 2019 in Denver, Colorado. The mediator was retired Colorado Supreme Court Justice, Nancy Rice. Plaintiff’s demand of $100,000 did not change and the mediation concluded without settlement. The Court scheduled a status conference on October 2, 2019 when a trial date was going to be set. At the status conference the matter was continued to a further date. The parties currently are exchanging written discovery and working on a schedule for depositions of the parties and witnesses. We believe that the Plaintiff’s allegations are baseless and plan to vigorously defend against this lawsuit. We have not accrued any expenses related to this lawsuit due to the loss not being probable.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTCQB-tier of OTC Markets under the symbol “BUDZ.” We were originally quoted over-the-counter on November 2009. We started being quoted on the OTCQB-tier of OTC Markets on September 13, 2018. As of March 24, 2020, we had 110,722,685 shares of our common stock outstanding. The following table sets forth the high and low bid information for each quarter within the two most recent fiscal years, as estimated based on information on OTC Markets. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

		Bid Prices
Fiscal Year Ended December 31,	Period	High	Low
2018	First Quarter	$14.71	$3.43
	Second Quarter	$6.04	$4.45
	Third Quarter	$4.23	$2.81
	Fourth Quarter	$2.64	$1.05

2019	First Quarter	$1.78	$1.02
	Second Quarter	$1.03	$0.57
	Third Quarter	$0.68	$0.40
	Fourth Quarter	$0.42	$0.30

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

Holders

As of December 31, 2019, there were 109,262,685 shares of our common stock outstanding held by 266 holders of record and numerous shares held in brokerage accounts. As of March 24, 2020, there were 110,722,685 shares of our common stock outstanding held by 266 holders of record. Of these shares, 31,031,781 were held by non-affiliates. As of June 30, 2019, we had 28,222,605 shares held by non-affiliates. On the cover page of this filing we value the 28,222,605 shares held by non-affiliates as of June 30, 2019 at $16,651,337. These shares were valued at $0.59 per share, based on our closing share price on June 30, 2019.

As of December 31, 2019, we did not have any shares of preferred stock issued or outstanding.

Warrants and Other Convertible Instruments

We currently have 200,000 warrants outstanding to purchase our common stock:

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

Currently, we do not have any equity compensation plans. As a result, we did not have any options, warrants or rights outstanding under equity compensation plans as of December 31, 2019.

Recent Issuance of Unregistered Securities

During the three months ended December 31, 2019, we issued the following unregistered securities. All such securities were issued pursuant exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering, as noted below.

During the three months ended December 31, 2019, we issued an aggregate of 187,500 shares of our common stock to non-affiliate investors for an aggregate of $75,000. The issuances of the shares were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investors were sophisticated, familiar with our operations, and there was no solicitation.

During the three months ended December 31, 2019, we issued an aggregate of 752,000 shares of common stock to consultants for services performed. The total fair value of the common stock was $668,320 based on the closing price of our common stock on the measurement date. The issuances of the shares were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investors were sophisticated, familiar with our operations, and there was no solicitation.

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

On July 26, 2017, we acquired a property located in La Veta, Colorado in order for Sangre to complete its 5-Year, $15+ million Cannabis Genomic Study. The site includes a 10,000+ sq. ft. building that will house Sangre’s genomic research facility, a 4,000+ square foot building for plant product analytics and plant product extraction, a 3,500 sq. ft. corporate office center, and 25 RV slots with full water and electric, which we plan to convert into a series of small research pods. Under the terms of the purchase agreement, we paid $525,000 down, along with 25,000 shares of our common stock, and Sangre took immediate possession of the property. We were obligated to pay an additional $400,000 in cash and issue an additional 75,000 shares of our common stock over the two next years in order to pay the entire purchase price. To date we have spent $354,000 renovating the property and an additional $400,000 on extraction and analytical lab equipment. We plan to complete the property renovations by Q3 of 2019, at an estimated cost of $300,000. We will need additional extraction equipment and analytical lab equipment, totaling approximately $700,000. During the year ended December 31, 2019, construction in progress in the amount of $499,695 was fully impaired due to the Company may not receive funds to complete the research facility center project. There was no work performed in 2019. We will need to raise additional funds in order to complete the planned renovations and pay the purchase price for the equipment.

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

This discussion and analysis should be read in conjunction with our financial statements included as part of this Annual Report.

Results of Operations for the Years Ended December 31, 2019 and 2018

	Year Ended December 31,
	2019	2018
Revenue	$-	$-

Operating expenses:

General and administrative expenses	969,913	1,358,178
Professional fees	26,287,730	26,866,800
Depreciation and amortization	159,424	180,640
Total operating expenses	27,417,067	28,405,618

Loss from operations	(27,417,067)	(28,405,618)

Other expense
Interest income	-	9,338
Interest expense	(11,672)	(12,179)
Other income	1,016	155,701
Loss on deposit	(100,000)	(110,000)
Loss on extinguishment of debt	-	(1,064,720)
Gain on extinguishment of debt	-	121,475
Other expense	(1,956)	(9,004)
Total other expense, net	(112,612)	(909,389)

Net income (loss)	$(27,529,679)	$(29,315,007)

Operating Loss; Net Loss

Our comprehensive net loss decreased by $1,784,719, from ($29,315,007) to ($27,530,288), from the year ended 2018 compared to 2019. Our operating loss decreased by $988,551, from ($28,405,618) to ($27,417,067) for the same period. The decrease in operating loss is primarily a result of our decrease in our professional fees partially offset by a decrease in our general and administrative expenses. The increase in our net loss is also a result of our operating loss, partially offset by decreases in impairment expense and loss on extinguishment of debt. These changes are detailed below.

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

General and Administrative Expenses

General and administrative expenses decreased by $388,265, from $1,358,178 for the year ended December 31, 2018 to $969,913 for the year ended December 31, 2019, primarily due to decreases in our lab supplies and construction labor for the research facilities.

Professional Fees

Our professional fees decreased during the year ended December 31, 2019 compared to the year ended December 31, 2018. Our professional fees were $26,287,730 for the year ended December 31, 2019 and $26,866,800 for the year ended December 31, 2018. These fees are largely related to fees paid for legal and accounting services, along with compensation to independent contractors, and increased primarily as a result of increased stock-based compensation awards and the value attributed to those shares of stock. We expect the amount of professional fees we pay in cash to grow steadily as our business expands. However, the amount attributed to the stock-based compensation could decrease in periods when our stock price is lower, if we continue to use stock-based compensation. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization

During the year ended December 31, 2019, we had depreciation and amortization of $159,424, compared to $180,640 in the year ended December 31, 2018. The depreciation and amortization expense in 2019 was related to the sale of the two Audi vehicles as a repayment to Nicole Breen. The depreciation and amortization expense in 2018 was related to the purchases of a house and condominium in La Veta, Colorado and two trademarks acquired from Copalix (PTY) LTD.

Interest Income

Interest income decreased from $9,338 to $0 for the year ended December 31, 2018 compared to the same period in 2019. Our interest income in 2018 primarily as a result of a credit received at closing for the purchase of the property located in La Veta, Colorado.

Interest Expense

Interest expense decreased slightly from ($12,179) to ($11,672) for the year ended December 31, 2018 compared to the same period in 2019. Our interest expense primarily relates to interest on a convertible note and short-term loans.

Other Income

In 2019, we had other income of $1,016, compared to $155,701 in 2018. The other income in 2019 related to a refund from a merchant. The other income in 2018 related to settlement payment of $155,000 we received from an insurance company related to a fire near one of our properties in La Veta, Colorado, and loan discount of $121,475 on the settlement between Sangre AT, LLC and Craig W. Clark.

Impairment Expense

In 2019, we had impairment expense of $0, compared to $321,614 in 2018. The impairment expense in 2018 related to the appraised value of the property located at 1390 Mountain Valley Road purchased for $1,200,000 on February 16, 2018.

Loss on Deposit

In 2019, we had loss on deposit of $100,000, compared to $110,000 in 2018. The loss on deposit for 2019 period was related to the termination of the exclusive license and assignment agreement between us and Yissum Research Development Company. The loss on deposit for 2018 period was related to the non-refundable deposit amount of $110,000 for the Lake Erie Project in Westfield, New York.

Loss on Extinguishment of Debt

During the year ended December 31, 2019, we had a loss on extinguishment of debt of $0, compared to $1,064,720 in the year ended December 31, 2018. The loss on extinguishment of debt in 2018 was related to the $475,000 principle amount promissory note issued by us to the seller of property that was paid in full. The loss on extinguishment of debt was recorded based on the fair value of the consideration paid and the carrying value of the note payable on the settlement date of January 17, 2018.

Other Expense

During 2019, we had other expense of $1,956, compared to $9,004 in 2018. In 2019, the other expense primarily related to credit card finance charges, and in the 2018 the other expense primarily related to credit card finance charges.

Liquidity and Capital Resources

Introduction

During the years ended December 31, 2019 and 2018, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of December 31, 2019 was $2,509 and our monthly cash flow burn rate was approximately $40,000. Our cash on hand was primarily proceeds from the sales of our securities. We currently do not believe we will be able to satisfy our cash needs from operations for many years to come.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2019 and 2018, respectively, are as follows:

	December 31, 2019	December 31, 2018	Change
Cash	$2,509	$70,608	$(68,099)
Total Current Assets	126,310	491,939	(365,629)
Total Assets	1,952,612	3,020,989	(1,068,377)
Total Current Liabilities	752,970	259,362	493,608
Total Liabilities	$752,970	$259,362	493,608

Our current assets decreased by $365,629 as of December 31, 2019 as compared to December 31, 2018, primarily due to decreases in cash, deposits, and prepaid expenses. The decrease in our total assets between the two periods was primarily attributed to a decrease in our vehicles and higher accumulated depreciation of our assets.

Our current liabilities and total liabilities increased by $493,608, as of December 31, 2019 as compared to December 31, 2018. This increase in liabilities as of December 31, 2019 was primarily related to increases in our accrued officer compensation, accrued expenses, accrued interest, notes payable and notes payable, related parties compared to December 31, 2018.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available as of December 31, 2019 of $2,509 and $70,608 on December 31, 2018. Based on our revenues, cash on hand and current monthly burn rate of approximately $40,000, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $1,110,597 for the year ended December 31, 2019, as compared to $3,181,303 for the year ended December 31, 2018. In 2019, the net cash used in operating activities consisted primarily of our net loss of ($27,529,679), offset by estimated fair value of stock-based compensation of $22,770,662, estimated fair of shares issued for services of $2,578,250, depreciation and amortization of $159,423, and impairment of construction in progress of $499,695 adjusted by an increases in accounts receivable of $801, accrued expenses of $141,800, and a decreases in prepaid expenses and other assets of $298,331 and accounts payable of $28,278. In 2018, the net cash used in operating activities consisted primarily of our net loss of ($29,315,007) and gain of settlement of debt of ($121,475), offset by estimated fair value of stock-based compensation of $21,201,397, estimated fair of shares issued for services of $4,041,575, impairment of property of $321,614, loss on debt extinguishment of $1,064,720, loss of deposit of $110,000, and depreciation and amortization of $180,640, adjusted by an increases in prepaid expenses and other assets of $498,311, accounts receivable of $21, accounts payable of $11,849, and a decrease in accrued expenses of $178,335.

Investments

In 2019, we had net cash used in investing activities of $2,979, consisting entirely of purchases of property and equipment. In 2018, we had net cash used in investing activities of $876,481, consisting of purchases of property and equipment of $826,481 and purchase of intangible assets of $50,000.

Financing

Our net cash provided by financing activities for the year ended December 31, 2019 was $1,046,086, compared to $3,967,214 for the year ended December 31, 2018. For the period in 2019, our financing activities related to proceeds from the sale of common stock of $573,000, proceeds from notes payable, related party of $305,823, and proceeds from notes payable of $250,850, offset by repayments on notes payable of ($83,587). For the period in 2018, our financing activities related to proceeds from the sale of common stock of $5,023,401 and proceeds from notes payable of $7,000, offset by repayments on notes payable of ($1,063,187).

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For a list of financial statements and supplementary data filed as part of this Annual Report, see the Index to Financial Statements beginning at page F-1 of this Annual Report.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no items required to be reported under this Item.

ITEM 9A – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the period ended December 31, 2019, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the company’s operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2019, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

4.        We have no formal process related to the identification and approval of related party transactions.

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

There are no changes to report during our fiscal quarter ended December 31, 2019.

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

Name	Age	Position(s)
Glenn E. Martin	66	President, Chief Executive Officer, Chief Financial Officer and a Director
Nicole M. Breen	43	Secretary, Treasurer and a Director

Glenn E. Martin was appointed as our President, Chief Executive Officer and Chief Financial Officer on September 30, 2014. Mr. Martin has been a Director since January 1, 2005. Mr. Martin was our President from 2005 until 2012. Between July 2012 and September 2014, there was a dispute with our Board of Directors and Mr. Martin remained on the Board of Directors but was no longer our Chief Executive Officer or Chief Financial Officer. During this time he was still involved with our company and was reinstated to those positions in September 2014. Prior to joining United Mines, Mr. Martin has served in an executive capacity with several different companies. From 1988 through the fall of 1992, Mr. Martin was Executive Director of World Trade Center, Tucson, a subsidiary of the former Twin Towers in New York City. In this position he oversaw the day to day operation, including projects, programs, and seminars for the U.S. Dept. of Commerce associate office in the W.T.C., Tucson promoting D.O.C. programs, servicing clients for both the D.O.C. and Small Business administration. During his tenure with World Trade Center he served as speaker for international trade seminars and the AIESEC (U.S) National Leadership Seminars. Member; Hong Kong Trade Association 1988 to present. Member; Society of Mining, Metallurgy & Exploration (2008) Guest speaker at Inaugural HKBAH Annual Event in May 2010 & member of Hong Kong Business Association of Hawaii (2010)

During our fiscal years ended December 31, 2019 and December 31, 2018, Mr. Martin received $16,000 and $254,331, respectively, in cash compensation for his services. As of December 31, 2019, the Company owes Mr. Martin $80,000 in cash compensation for his services. Mr. Martin did not receive shares of our common stock as compensation for the years ended December 31, 2019 and December 31, 2018, December 31, 2017 and December 31, 2016. As of January 28, 2020, Mr. Martin owned, beneficially-owned, or controlled an aggregate of 55,841,078 shares of our common stock. Mr. Martin has not sold any shares of his stock since inception in January 2005.

Nicole M. Breen, was appointed as our Secretary and Treasurer on September 30, 2014. Ms. Breen has been a Director since January 1, 2005. Ms. Breen was our Secretary and Treasurer from 2005 until 2012. Between July 2012 and September 2014, there was a dispute with our Board of Directors and Ms. Breen remained on the Board of Directors but was no longer our Secretary and Treasurer. During this time she was still involved with our company and was reinstated to those positions in September 2014. From June 2000 to 2012 she served as the Managing Associate of GEM Management Group, LLC specializing in acquiring mineral rights and mining properties, along with servicing administration requirements for the company. All Ms. Breen’s current work in the Cannabis industry is done on our behalf. In this position, she oversees as corporate secretary, recording secretary and the day-to-day treasury operations of the company. Ms. Breen received her Bachelor of Science in Physical Education in Education, with a minor in Elementary Education, from the University of Arizona.

During our fiscal years ended December 31, 2019 and December 31, 2018, Ms. Breen received $37,250 and $57,000, respectively, in cash compensation for her services in addition to a total of 180,505 shares of our common stock as compensation for the years ended December 31, 2019 and December 31, 2018. As of December 31, 2019, the Company owes Ms. Breen $42,250 in cash compensation for her services. As of January 28, 2020, Ms. Breen owned, beneficially-owned, or controlled an aggregate of 23,385,826 shares of our common stock.

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

Committees

All proceedings of the board of directors for the year ended December 31, 2019 were conducted by resolutions consented to in writing by the board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

Nomination Procedures For Appointment of Directors

As of December 31, 2019, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

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

During the fiscal year ended December 31, 2019, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Glenn E. Martin	0	0	0
Nicole M. Breen	4	12	0

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

ITEM 11 – EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2019;

(b)	each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2019 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2019,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2019, 2018 and 2017, are set out in the following summary compensation table:

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last three fiscal years:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Glenn E. Martin President, CEO, CFO(1)	2019 2018 2017	96,000 80,000 56,174	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	96,000 80,000 56,174
Nicole M. Breen, Secretary and Treasurer(2)	2019 2018 2017	79,500 52,000 23,000	-0- 5,000 -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	79,500 57,000 23,000

(1)	Mr. Martin was appointed President, Chief Executive Officer, and Chief Financial Officer on September 30, 2014.

(2)	Ms. Breen was appointed Secretary and Treasurer on September 30, 2014.

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

Director Compensation

The following table sets forth director compensation for 2019:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Glenn E. Martin	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Nicole M. Breen	-0-	-0-	-0-	-0-	-0-	-0-	-0-

No director received compensation for the fiscal years December 31, 2019 and December 31, 2018. We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2019:

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

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve month period ended December 31, 2019.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 24, 2020, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock

Title of Class	Name and Address of Beneficial Owner(2)	Nature of Beneficial Ownership	Amount		Percent of Class(1)
Common Stock	Glenn E. Martin (3)	President, CEO, CFO, and Director	55,841,078	(4)	50.65%
Common Stock	Nicole M. Breen (3)	Secretary, Treasurer, and Director	23,369,826	(4)	21.19%
Common Stock	All Officers and Directors as a Group (2 people)		79,210,904	(4)(5)	71.85%

(1)	Unless otherwise indicated, based on 110,242,685 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Unless indicated otherwise, the address of the shareholder is 4920 N. Post Trail, Tucson, AZ 85750.

(3)	Indicates one of our officers or directors.

(4)	Includes 80,666 shares of common stock held in the name of Tanque Verde Valley Missionary Society, an entity controlled by Mr. Martin, as well as options to acquire 2,666,666 shares of our common stock at an exercise price of $10.55 per share. The options are exercisable at the discretion of the holder and expire 10 years from the date of grant.

(5)	Includes 305,505 shares of common stock held in the name of GEM Management Group, LLC, an entity controlled by Ms. Breen, an aggregate of 15,927 shares of common stock held in the name of Ms. Breen’s children, and 4,012,972 held in the name of Ryan Breen, Ms. Breen’s husband. Also includes options to acquire 1,333,332 shares of our common stock at an exercise price of $10.55, which options expire ten years from the date of grant.

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

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On October 1, 2016, we granted 7,000,000 shares of common stock to Glenn E. Martin, our Chief Executive Officer, as a bonus for services to be performed from January 1, 2017 to December 31, 2019, as our primary executive officer, pursuant to an amended employment agreement. The total fair value of the common stock was $700,000 based on the closing price of our common stock on the date of grant.

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

On October 1, 2016, we granted 4,000,000 shares of common stock to Nicole Breen, our Secretary and Treasurer, for services to be performed from January 1, 2017 to December 31, 2019, in those capacities, pursuant to an amended employment agreement. The total fair value of the common stock was $400,000 based on the closing price of our common stock on the date of grant.

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

Notes Payable

On various dates, we received advances from our Chief Executive Officer, Glenn Martin, and our Secretary, Nicole Breen. Mr. Martin and Ms. Breen own approximately 51% and 21% of our common stock, respectively. The unsecured interest bearing loans at 5% are due on demand. As of December 31, 2019, we owed Mr. Martin $0 and Ms. Breen $212,000 under these notes.

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

Corporate Governance

As of December 31, 2019, our Board of Directors consisted of Glenn E. Martin and Nicole M. Breen. As of December 31, 2019, we did not have any directors that qualified as “independent directors” as the term is used in NASDAQ rule 5605(a)(2).

Our current Board of Directors consists of Glenn E. Martin and Nicole M. Breen as our only directors.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2019 and December 31, 2018 for professional services rendered by M&K CPAS, PLLC, for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Audit Fees and Audit Related Fees	$30,200	$32,900
Tax Fees	$0	$0
All Other Fees	$70,455	$43,420
Total	$100,655	$76,320

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

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

For a list of financial statements and supplementary data filed as part of this Annual Report, see the Index to Financial Statements beginning at page F-1 of this Annual Report.

(a)(2) Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3) Exhibits

Refer to (b) below.

Item No.	Description
3.1 (1)	Articles of Incorporation of WEED, Inc.

3.2 (1)	Bylaws of WEED, Inc.

10.1 (1)	Share Exchange Agreement by and between WEED, Inc. and Sangre AT, LLC dated April 20, 2017

10.2 (1)	Promissory Note dated July 26, 2017 issued to A.R. Miller for acquisition of La Veta, CO Property

10.3 (1)	Deed of Trust dated July 26, 2017 related to acquisition of La Veta, CO Property

10.4 (2)	Form of Securities Purchase Agreement

10.5 (2)	Form of Warrant Agreement

10.6 (2)	Purchase and Sale Agreement by and between WEED, Inc. and Greg DiPaolo’s Pro Am Golf, LLC dated October 24, 2017

10.7 (3)	Amendment No. 1 to Promissory Note by and between WEED, Inc. and A.R. Miller dated January 12, 2018

10.8 (3)	Amended & Restated Employment Agreement with Glenn E. Martin dated February 1, 2018

10.9 (3)	Amended & Restated Employment Agreement with Nicole M. Breen dated February 1, 2018

10.10 (3)	Form of WEED, Inc. Restricted Stock Agreement

10.11 (3)	Form of WEED, Inc. Notice of Grant of Non-Qualified Stock Options

10.12 (3)	Wage Settlement and Release Agreement with Ryan Breen dated February 1, 2018

10.13 (4)	Second Addendum to Purchase and Sale Agreement Greg DiPaolo’s Pro Am Gold, LLC dated February 19, 2018

10.14 (5)	Exclusive License and Assignment Agreement with Yissum Research Development Company of the Hebrew University of Jerusalem, Ltd. dated March 1, 2019

10.15 (5)	Consulting Agreement with Yissum Research Development Company of the Hebrew University of Jerusalem, Ltd. and Prof. Elka Touitou dated March 1, 2019

21.1 (6)	Subsidiaries of WEED, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from our Registration Statement on Form S-1 filed with the Commission on August 11, 2017.

(2)	Incorporated by reference from the Amendment No. 1 to our Registration Statement on Form S-1 filed with the Commission on November 16, 2017.

(3)	Incorporated by reference from the Amendment No. 2 to our Registration Statement on Form S-1 filed with the Commission on February 1, 2018.

(4)	Incorporated by reference from the Amendment No. 3 to our Registration Statement on Form S-1 filed with the Commission on April 30, 2018.

(5)	Incorporated by reference from the Current Report on Form 8-K filed with the Commission on March 7, 2019.

(6)	Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on April 16, 2019.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEED, Inc.

Dated: March 30, 2020		/s/ Glenn E. Martin
	By:	Glenn E. Martin
	Its:	Chief Executive Officer (Principal Executive Officer), President, and Chief Financial Officer (Principal Financial Officer)

Dated: March 30, 2020		/s/ Nicole M. Breen
	By:	Nicole M. Breen
	Its:	Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2020		/s/ Glenn E. Martin
	By:	Glenn E. Martin, Director

Dated: March 30, 2020		/s/ Nicole M. Breen
	By:	Nicole M. Breen, Director

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary Data

Not applicable

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of WEED, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WEED, Inc. (the Company) as of December 31, 2019 and 2018 and the related consolidated statements of operations and comprehensive income, consolidated statements of changes in stockholders’ equity, and consolidated and combined statements of cash flows for each of the years in the two-year period ending December 31, 2019 and 2018 and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018 and the results of its consolidated operations and its cash flows, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the consolidated financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2017.

Houston, TX

March 30, 2020

WEED, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$2,509	$70,608
Accounts Receivable	822	21
Prepaid expenses	30,979	71,290
Deposits	92,000	350,020

TOTAL CURRENT ASSETS	126,310	491,939

Land	136,400	136,400

Building	1,887,802	1,887,802
Computers & Equipment	73,681	570,397
Vehicle	0	105,132
Leasehold improvements	5,000	5,000
	2,102,883	2,704,731

Less: Accumulated depreciation	(322,498)	(224,198)

Property and equipment, net	1,780,385	2,480,533

Trademark	50,000	50,000
Less: Accumulated amortization	(4,083)	(1,483)
Trademark, net	45,917	48,517

TOTAL ASSETS	$1,952,612	$3,020,989

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$212,181	$240,459
Accrued Expense	10,000	-
Accrued officer compensation	122,250	-
Accrued interest	16,453	6,903
Notes payable, related parties	224,100	12,000
Notes payable	167,263	-
Due to Officer	723	-

TOTAL CURRENT LIABILITIES	752,970	259,362

TOTAL LIABILITIES	752,970	259,362

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 authorized, 109,262,685 and 105,950,685 issued and outstanding,	109,263	105,951
Additional paid-in capital	76,660,712	50,695,721
Subscription payable	356,250	356,250
Accumulated deficit	(75,925,974)	(48,396,295)
Accumulated other comprehensive loss:
Foreign currency translation	(609)	-

TOTAL STOCKHOLDERS’ EQUITY	1,199,642	2,761,627

TOTAL LIABILITIES & STOCKERHOLDERS’	$1,952,612	$3,020,989

WEED, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Years
	Ended December 31,
	2019	2018

REVENUE	$-	-

OPERATING EXPENSES
General and administrative expenses	969,913	1,358,178
Professional fees	26,287,730	26,866,800
Depreciation & amortization	159,424	180,640

Total operating expenses	27,417,067	28,405,618

NET OPERATING LOSS	(27,417,067)	(28,405,618)

OTHER INCOME (EXPENSE)
Interest income	-	9,338
Interest expense	(11,672)	(12,179)
Other income	1,016	155,701
Loss on deposit	(100,000)	(110,000)
Loss on extinguishment of debt	-	(1,064,720)
Gain on extinguishment of debt	-	121,475
Other expense	(1,956)	(9,004)

TOTAL OTHER EXPENSE, NET	(112,612)	(909,389)

NET LOSS	$(27,529,679)	(29,315,007)

OTHER COMPREHENSIVE LOSS	(609)	-

COMPREHENSIVE LOSS	(27,530,288)	(29,315,007)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

Outstanding - basic and fully diluted	107,649,127	103,168,018

Net loss per share - basic and fully diluted	$0.26	(0.28)

WEED, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2019

(UNAUDITED)

	Common Stock					Accumulated	Total
			Additional	Subscriptions	Accumulated	Other	Stockholders’
	Shares	Amount	Paid-In Capital	Payable	Deficit	Comprehensive	Equity

Balance, December 31, 2017	100,861,235	$100,861	$19,139,868	$200,770	$(19,081,288)	$	$360,211

Common stock sold for cash	3,899,450	3,900	4,794,651				4,798,551

Shares issued for warrant exercises	150,000	150	224,850				225,000

Common stock issued for debt settlement	125,000	125	1,449,875				1,450,000

Coomon stock issued for services	915,000	915	2,932,705	155,480			3,089,100

Vesting of employee stock options			21,284,610				21,284,610

Vesting of employee stock comp			869,162				869,162

Net loss					(29,315,007)		(29,315,007)

Balance, December 31, 2018	105,950,685	$105,951	$50,695,721	$356,250	$(48,396,295)	$	$2,761,627

Common stock sold for cash	1,065,000	1,065	571,935				573,000

Common stock returned	(220,000)	(220)	220				-

Common stock issued for services	2,467,000	2,467	2,575,783				2,578,250

Vesting of employee stock options			22,770,662				22,770,662

Related party gain on sale of automobile			46,391				46,391

Net loss					(27,529,679)		(27,529,679)

Other comprehensive income, net						(609)	(609)

Balance, December 31, 2019	109,262,685	$109,263	$76,660,712	$356,250	$(75,925,974)	(609)	$1,199,642

WEED, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2019 and December 31, 2018
(UNAUDITED)

	For the Year Ended
	December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(27,529,679)	$(29,315,007)
Adjustments to reconcile net loss used in operating activities:
Depreciation and amortization	159,423	180,640
Gain on settlement of debt	-	(121,475)
Loss on deposit	-	110,000
Impairment of CIP	499,695	321,614
Estimated fair value of stock based compensation	22,770,662	21,201,397
Estimated fair value of shares issued for services	2,578,250	4,041,575
Loss on debt extinguishment	-	1,064,720
Decrease (increase) in assets
Accounts Receivable	(801)	(21)
Prepaid expenses and other assets	298,331	(498,311)
Increase (decrease) in liabilities
Accounts Payable	(28,278)	11,849
Accrued expenses	141,800	(178,335)

NET CASH USED IN OPERATING ACTIVITIES	(1,110,597)	(3,181,303)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,979)	(826,481)
Purchase of intangible assets	-	(50,000)

NET CASH USED IN INVESTING ACTIVITIES	(2,979)	(876,481)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable - related party	305,823	7,000
Proceeds from the sale of common stock	573,000	5,023,401
Proceeds on notes payable	250,850	-
Repayments on notes payable	(83,587)	(1,063,187)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,046,086	3,967,214

NET CHANGE IN CASH	(67,490)	(90,570)

EFFECT OF EXCHANGE RATE ON CASH	(609)	-

CASH, BEGINNING OF PERIOD	70,608	161,178

CASH, END OF PERIOD	$2,509	$70,608

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year ended December 31:

Income taxes	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:

Gain on related party transaction	$93,000	$-
Mortgage issued for acquisition of land and property	$-	$1,040,662
Shares issued from subscription payable	$-	$200,770
Values of shares issued o pay off note payable	$-	$385,281

WEED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

On April 20, 2017, the Company acquired Sangre AT, LLC, a Wyoming company doing business as Sangre AgroTech. (“Sangre”). Sangre is a plant genomic research and breeding company comprised of top-echelon scientists with extensive expertise in genomic sequencing, genetics-based breeding, plant tissue culture, and plant biochemistry, utilizing the most advanced sequencing and analytical technologies and proprietary bioinformatics data systems available. No work is being conducted now until further funds are available.

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

Basis of Presentation:

The accompanying condensed consolidated balance sheet at December 31, 2019, has been derived from audited consolidated financial statements and the unaudited condensed consolidated financial statements as of June 30, 2019 and 2018 ( the “financial statements”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Registration Statement on Form S-1 for the year ended December 31, 2019 (the “2019 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01.

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

The consolidated financial statements herein contain the operations of the wholly-owned subsidiary listed above. All significant inter-company transactions have been eliminated in the preparation of these financial statements. The parent company, WEED and subsidiary, Sangre will be collectively referred to herein as the “Company”, or “WEED”. The Company’s headquarters are located in Tucson, Arizona and its operations are primarily within the United States, with minimal operations in Australia.

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

Revenue Recognition

On January 1, 2018, the Company adopted the new revenue recognition standard ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, using the cumulative effect (modified retrospective) approach. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings at the date of initial application. No cumulative-effect adjustment in retained earnings was recorded as the Company’s has no historical revenue. The impact of the adoption of the new standard was not material to the Company’s condensed consolidated financial statements for the year ended December 31, 2019. The Company expects the impact to be immaterial on an ongoing basis.

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

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. These expenses were $3,450 and $998 for the years ended December 31, 2019 and 2018.

Note 1 – Nature of Business and Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15 Accounting for Implementation Costs Related to Cloud Computing or Hosting Arrangements. This standard provides authoritative guidance intended to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance also requires presentation of the capitalized implementation costs in the statement of financial position and in the statement of cash flows in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented, and the expense related to the capitalized implementation costs to be presented in the same line item in the statement of operations as the fees associated with the hosting element (service) of the arrangement. This guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods, with early adoption permitted. We are currently evaluating the potential impact on our financial position, results of operations and statement of cash flows upon adoption of this guidance. We do not expect this guidance to have a significant impact, or potential significant impact, to our unaudited condensed consolidated interim financial statements.

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

The Company adopted the new lease guidance effective January 1, 2019 using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We elected the package of practical expedients which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. As of December 31, 2019, the adoption of the standard had no impact on the Company, as there were no leases in place longer than 12 months.

In June 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this ASU has now become effective beginning January 1, 2019, and early adoption is permitted. We do not anticipate that this ASU will have a material effect on our consolidated financial statements.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $75,925,974 and negative working capital of 626,660 at December 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new products and services to begin generating revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party

Notes Payable

From time to time, the Company has received short term loans from officers and directors as disclosed in Note 7 below. The Company has a total of $224,100 and $12,000 of note payable on the consolidated balance sheet as of December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, the Company transferred the ownership of the 2017 Audi Q7 and Audi A4, valued at $46,609, to Nicole Breen as a repayment for her loans. $93,000 was recorded as a forgiveness on notes payable, and $46,391 recorded to additional paid-in capital.

Services

Nicole M. Breen receives $1,500 a week in cash compensation for her services rendered to the Company.

Glenn E. Martin receives $8,000 a month in cash compensation for his services rendered to the Company.

Capital Contributions

The Company imputed interest on non-interest bearing, related party loans, resulting in a total of $0 and $0 of contributed capital during the years ended December 31, 2019 and 2018, respectively.

Common Stock Issued for Bartered Assets

On January 18, 2017, the Company exchanged 66,000 units, consisting of 66,000 shares of common stock and warrants to purchase 66,000 shares of common stock at an exercise price of $3.00 per share, exercisable until January 18, 2018, in exchange for a 2017 Audi Q7 and a 2017 Audi A4 driven by the Officers. The total fair value received, based on the market price of the stock at $4.02 per share, was allocated to the $105,132 purchase price of the vehicles and the $160,188 excess value of the common stock and warrants was expensed as stock-based compensation. During the year ended December 31, 2019, the Company transferred the ownership of the two Audi vehicles, valued at $46,609, to Nicole Breen as a repayment for her loans. $93,000 was recorded as a forgiveness on notes payable, and $46,391 recorded to additional paid-in capital.

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

A total of $122,250 and $0 of officer compensation was unpaid and outstanding at December 31, 2019 and 2018, respectively.

Stock Options Issued for Services – related party (2019)

On February 1, 2018, in connection with executive employment agreements, the Company granted non-qualified options to purchase an aggregate of 6,000,000 shares of the Company’s common stock at the exercise price of $10.55 per share. The options shall become exercisable at the rate of 1/3 upon the six-month anniversary, 1/3 upon the one-year anniversary and 1/3 upon the second anniversary of the grant. The options were valued at $45,987,970 using the Black-Scholes option pricing model. The Company recognized expense of approximately, $15,329,323 relating to these options for the year ended December 31, 2019.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2019 and 2018, respectively:

Fair Value Measurements at December 31, 2018

	Level 1	Level 2	Level 3
Assets
Cash	$70,608	$-	$-
Total assets	$70,608	$-	$-
Liabilities
Notes payable, related parties
Notes payable	$-	$12,000	$-
Total liabilities	$-	$12,000	$-
	$70,608	$12,000	$-

Fair Value Measurements at December 31, 2019

	Level 1	Level 2	Level 3
Assets
Cash	$2,509	$-	$-
Total assets	$2,509	$-	$-
Liabilities
Notes payable, related parties		$224,100
Notes payable	$-	$167,263	$-
Total liabilities	$-	$391,363	$-
	$2,509	$391,363	$-

The fair values of our related party debts are deemed to approximate book value and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the years ended December 31, 2019 and 2018, respectively.

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

Note 6 – Property and Equipment

Property and equipment consist of the following at December 31, 2019 and 2018, respectively:

	December 31,	December 31,
	2019	2018
Property improvements	$5,000	$5,000
Automobiles	0	105,132
Office equipment	4,933	4,933
Furniture & Fixtures	2,979	0
Lab equipment	65,769	65,769
Construction in progress	0	499,695
Property (1)	1,887,802	1,887,802
Property and equipment, gross	1,966,483	2,568,331
Less accumulated depreciation	(322,498)	(224,198)
Property and equipment, net	$1,643,985	2,344,133

(1)	In 2018, the Company purchased two properties in La Veta, Colorado. The property located on 169 Valley Vista was purchased for $140,000, and the property located on 1390 Mountain Valley Road was purchased for $1,200,000 (see Note 8).

Depreciation and amortization expense totaled $159,424 and $180,640 for the years ended December 31, 2019 and 2018, respectively.

During the year ended December 31, 2019, the Company transferred the ownership of the 2017 Audi Q7 and Audi A4, valued at $46,609, to Nicole Breen as a repayment for her loans. $93,000 was recorded as a forgiveness on notes payable, and $46,391 recorded to additional paid-in capital.

Construction in progress in the amount of $499,695 was fully impaired due to the Company may not receive funds to complete the research facility center project. There was no work performed in 2019.

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

Amortization expense totaled $2,600 and $1,483 for the years ended December 31, 2019 and 2018, respectively.

WEED, INC. AND SUBSIDIARY

(Formerly United Mines, Inc.)

Notes to Financial Statements

December 31, 2019

Note 8 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at December 31, 2019 and 2018, respectively:

	December 31, 2019	December 31, 2018
On April 12, 2010, the Company received an unsecured, non-interest-bearing loan in the amount of $2,000, due on demand from Robert Leitzman. Interest is being imputed at the Company’s estimated borrowing rate, or 10% per annum. The largest aggregate amount outstanding was $2,000 during the periods ended December 31, 2019 and December 31, 2018. Mr. Leitzman owns less than 1% of the Company’s common stock, however, the Mr. Leitzman is deemed to be a related party given the non-interest-bearing nature of the loan and the materiality of the debt at the time of origination.	2,000	2,000

Over various dates in 2011 and 2012, the Company received unsecured loans in the aggregate amount of $10,000, due on demand, bearing interest at 10%, from Sandra Orman. The largest aggregate amount outstanding was $10,000 during the periods ended December 31, 2019 and December 31, 2018. Mrs. Orman owns less than 1% of the Company’s common stock, however, Mrs. Orman is deemed to be a related party given the nature of the loan and the materiality of the debt at the time of origination.	10,000	10,000

Over various dates from April to December 2019, the company received a total of $305,100 of advances, bearing interest at 5%, from Nicole Breen. A detailed list of advances and repayments follows. On October 28, 2019, the company’s vehicles valued at $93,000 were used as a repayment.	212,100	0

Notes payable, related parties	$224,100	$12,000

The Company recorded interest expense in the amount of $9,264 and $12,179 for the years ended December 31, 2019 and 2018, respectively, including imputed interest expense in the amount of $0 and $0 during such periods related to notes payable, related parties.

Note 9 – Notes Payable

Note payable consist of the following at December 31, 2019 and 2018, respectively:

	December 31, 2019	December 31, 2018
On July 26, 2017, the Company issued a $475,000 note payable, bearing interest at 5% per annum, to A.R. Miller (“Miller Note”) pursuant to the purchase of land and property in La Veta, Colorado. The note is to be paid in four consecutive semi-annual installments in the amount of $118,750 plus accrued interest commencing on January 26, 2018 and continuing on the 26th day of July and the 26th day of January each year until the debt is repaid on July 26, 2019. The note carries a late fee of $5,937.50 in the event any installment payment is more than 30 days late, and upon default the interest rate shall increase to 12% per annum. During the three months ended March 31, 2018, the Company issued 125,000 shares of common stock, valued at $1,450,000 based on the closing price on the measurement date. Accordingly, the Company recorded a loss on extinguishment of $1,064,719.	$-	$-

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

On August 5, 2019, the Company entered into a promissory note, whereby the Company promises to pay Snell & Wilmer L.L.P the principal amount of $250,000, bearing interest at 2.5% per annum. The note is to be paid in consecutive monthly installments in the amount of $25,000, including accrued interest commencing on August 30, 2019, until the final balloon payment is paid on January 30, 2020. The promissory note is secured by the Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing with respect to the real property owned by Sangre located on 1390 Mountain Valley Road, La Veta, Colorado 81055. As of December 31, 2019, $83,588 has been paid to Snell & Wilmer.	$166,412

On various dates, the Company received advances from consultant, Patrick Brodnik, bearing 0% interest.	$850

	$167,262	$-

The Company recognized interest expense of $2,408 and $0 related to the note payables for the year ended December 31, 2019 and 2018, respectively.

Note 10 – Commitments and Contingencies

On November 8, 2016, the Company entered into an agreement with Gregory DiPaolo’s Pro Am Golf, LLC to acquire improved property located in Westfield, New York. The total purchase price of $1,600,000 is to be paid with a deposit of 50,000 shares of common stock, followed by cash of $1,250,000 and 300,000 shares of the Company’s common stock to be delivered at closing. The deposit of 50,000 shares issued as a deposit was $42,500 based on the closing price of the Company’s common stock on the date of grant. Subsequently, we entered into an amended Purchase and Sale Agreement on October 24, 2017, under which we amended the total purchase price to Eight Hundred Thousand Dollars ($800,000) and forfeited our previous deposit of stock. Under the terms of the amended agreement, we paid an additional Ten Thousand Dollar ($10,000) deposit on October 26, 2017, with the remaining purchase price to be paid on or before the date closing date, which was scheduled on May 1, 2018. The property is approximately 43 acres and has unlimited water extraction rights from the State of New York. We had planned to use this property as our inroads to the New York hemp and infused beverage markets in the future. Since the property was in foreclosure it was put up for auction, which occurred on July 1, 2019. At the auction, we were the winning bidder with a bid of $597,000. Our prior deposit payment of $120,000 was credited towards the purchase price, and the remaining $477,000, was finally due on November 30, 2019, after several extensions (which cost us total of $40,000 to obtain). At the end of December 31, 2019, a total of $92,00 was issued as a deposit for the property. We were not able to meet that deadline, but in January 2020 we worked out an additional extension with the bank. Under the terms of the new agreement, we still owe approximately $392,000 to acquire the property. We have agreed to pay that amount in installment payments of $10,000 per month for six months beginning February 2020, with a balloon payment of approximately $332,000 due on or before August 3, 2020. To date we have paid the $10,000 payments for February 2020 and March 2020, and plan to pay the April 2020 payment on time. We need to raise funds in order to make the remaining scheduled payments.

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

Travis Nelson v. Sangre AgroTech, LLC, et al. (Huerfeno County Colorado District Court, Case No. 2018CV30003, filed on February 5, 2018). Mr. Travis Nelson, formerly a member of the subsidiary Sangre AgroTech, LLC, filed this action alleging wrongful discharge in retaliation for whistleblower activity purportedly related to insider trading, fraud and unlawful interstate transportation of plant genetics. After a motion to dismiss was granted in part, Mr. Nelson filed a second amended complaint asserting revised claims for breach of fiduciary duty, wrongful discharge, and violation of the Colorado organized crime control act. Mr. Nelson has alleged lost wages in the amount of $600,000, unspecified losses related to whistleblower allegations, plus costs and attorneys’ fees. In his initial disclosures, Mr. Nelson alleges damages of $10,000,000. On January 31, 2019, Mr. Nelson submitted an offer of judgement in the amount of $100,000. That offer was rejected by the Corporation. Court-ordered mediation was conducted on April 24, 2019, but the matter was not resolved. By order dated February 4, 2020, the court scheduled trial for October 5, 2020. The Corporation denies liability as to all claims. Inasmuch as an unfavorable outcome is neither probable nor remote within the meaning of the ABA Statement of Policy referred to in the last paragraph of this letter, we decline to express an opinion concerning the likely outcome of this matter or the liability of the Corporation, if any, associated therewith.

Note 10 – Commitments and Contingencies (Continued)

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

On July 1, 2019, the Greg DiPaolo’s Pro Am Golf, LLC property was in foreclosure, and it was put up for auction. At the auction, we were the winning bidder with a bid of $597,000. Our prior deposit payment of $120,000 was credited towards the purchase price, and the remaining $477,000, was finally due on November 30, 2019, after several extensions (which cost us total of $40,000 to obtain). At the end of December 31, 2019, a total of $92,000 was issued as a deposit for the property. We were not able to meet that deadline, but in January 2020 we worked out an additional extension with the bank. Under the terms of the new agreement, we still owe approximately $392,000 to acquire the property. We have agreed to pay that amount in installment payments of $10,000 per month for six months beginning February 2020, with a balloon payment of approximately $332,000 due on or before August 3, 2020. To date we have paid the $10,000 payments for February 2020 and March 2020, and plan to pay the April 2020 payment on time. We need to raise funds in order to make the remaining scheduled payments.

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

Note 11 – Stockholders’ Equity

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

2019 Common Stock Activity

Common Stock Sales (2019)

During the year ended December 31, 2019, the Company issued 1,065,000 shares of common stock for proceeds of $573,000.

Common Stock Issued for Services (2019)

During the year ended December 31, 2019, the Company agreed to issue an aggregate of 2,467,000 shares of common stock to consultants for services performed. The total fair value of common stock was $2,578,250 based on the closing price of the Company’s common stock earned on the measurement date. Shares valued at $121,650 were issued during the year ended December 31, 2019 and services will be performed in 2020 and has been included in unamortized stock-based compensation.

Common Stock Cancellations

During the year ended December 31, 2019, the Company cancelled a total of 220,000 shares of common stock valued at $0 previously granted to consultants, David Johnson, and Avigor Gordon, for non-performance of services. The cancellation was accounted as a repurchase for no consideration.

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

Note 12 – Common Stock Warrants and Options

Common Stock Warrants Granted (2019)

No common stock warrants were granted during the year ended December 31, 2019.

Common stock warrants granted consist of the following at December 31, 2019 and 2018, respectively:

2019				2018
Issuance	Warrant		# of Common	Issuance	Warrant		# of Common
Date	#	Name	Stock Warrants	Date	#	Name	Stock Warrants
				1/5/2018	1029	Lex Seabre	100,000.00
Total			-	1/21/2018	1031	Roger Forsyth	100,000.00
				1/23/2018	1032	Roger Forsyth	100,000.00
				2/9/2018	1033	Lawrence Wesigal	15,000.00
				3/19/2018	1034	Donald Steinberg	150,000.00
				3/15/2018	1035	Donald Harrington	12,500.00
				4/26/2018	1036	Roger Seabre	100,000.00
				4/26/2018	1037	Michael Kirk Wines	100,000.00
				5/7/2018	1038	Donald Steinberg	400,000.00
				5/15/2018	1039	Roger Seabre	200,000.00
				6/13/2018	1040	Blue Ridge Enterprises	450,000.00
				6/26/2018	1041	Dianna Steinberg	200,000.00
				Total			1,927,500.00

Note 12 – Common Stock Warrants and Options (Continued)

A summary of the Company’s outstanding common stock warrants is as follows as of December 31, 2019:

Issuance	Warrant			# of Common	Strike
Date	#	Name	Document	Stock Warrants	Price
12/31/2017				1,973,333

1/2/2018	1009	Exercise - Edward Matkoff	Subscription Agreement	-50,000	$3.00
1/5/2018	1029	Lex Seabre	Subscription Agreement	100,000	$5.00
1/21/2018	1031	Roger Forsyth	Subscription Agreement	100,000	$12.50
1/23/2018	1010	Expired - Sandra Hogan	Subscription Agreement	-2,000	$3.00
1/23/2018	1032	Roger Forsyth	Subscription Agreement	100,000	$12.50
2/9/2018	1033	Lawrence Wesigal	Subscription Agreement	15,000	$12.50
3/19/2018	1034	Donald Steinberg	Subscription Agreement	150,000	$5.00
3/15/2018	1035	Donald Harrington	Subscription Agreement	12,500	$5.00
4/20/2017	1015	Expired - Lex Seabre	Subscription Agreement	-375,000	$3.00
4/20/2017	1020	Expired - Lex Seabre	Subscription Agreement	-125,000	$3.00
4/26/2018	1036	Roger Seabre	Subscription Agreement	100,000	$5.00
4/26/2018	1037	Michael Kirk Wines	Subscription Agreement	100,000	$5.00
5/7/2018	1038	Donald Steinberg	Subscription Agreement	400,000	$6.00
5/15/2018	1039	Roger Seabre	Subscription Agreement	200,000	$6.00
6/13/2018	1040	Blue Ridge Enterprises	Subscription Agreement	450,000	$6.00
6/16/2017	1019	Expired - Black Mountain Equities	Debt Exchange Agreement	-70,000	$3.00
6/26/2018	1041	Dianna Steinberg	Subscription Agreement	200,000	$6.00
12/31/2018				3,278,833

1/5/2018	1029	Expired - Lex Seabre	Subscription Agreement	-100,000	$5.00
2/9/2018	1033	Expired - Lawrence Wesigal	Subscription Agreement	-15,000	$12.50
3/19/2018	1034	Expired - Donald Steinberg	Subscription Agreement	-150,000	$5.00
3/15/2018	1035	Expired - Donald Harrington	Subscription Agreement	-12,500	$5.00
4/26/2018	1036	Expired -Roger Seabre	Subscription Agreement	-100,000	$5.00
4/26/2018	1037	Expired -Michael Kirk Wines	Subscription Agreement	-100,000	$5.00
5/7/2018	1038	Expired -Donald Steinberg	Subscription Agreement	-400,000	$6.00
5/15/2018	1039	Expired -Roger Seabre	Subscription Agreement	-200,000	$6.00
6/13/2018	1040	Expired -Blue Ridge Enterprises	Subscription Agreement	-450,000	$6.00
6/26/2018	1041	Expired -Dianna Steinberg	Subscription Agreement	-200,000	$6.00
5/25/2017	1016	Expired -Russ Karlen	Subscription Agreement	-100,000	$3.00
5/25/2017	1017	Expired -Eric Karlen	Subscription Agreement	-20,000	$3.00
5/31/2017	1018	Expired -Matt Turner	Subscription Agreement	-20,000	$3.00
5/31/2017	1022	Expired -Rodger Seabre	Subscription Agreement	-300,000	$3.00
7/7/2017	1021	Expired - Rodger Seabre	Subscription Agreement	-200,000	$3.00
8/2/2017	1026	Expired - Rodger Seabre	Subscription Agreement	-100,000	$3.00
9/5/2017	1023	Expired - Harry Methewson #1	Subscription Agreement	-40,000	$3.00
9/24/2017	1024	Expired - Harry Methewson #2	Subscription Agreement	-133,000	$3.00
9/29/2017	1025	Expired - A2Z Inc.	Subscription Agreement	-300,000	$3.00
10/24/2017	1027	Expired - Salvatore Rutigliano	Subscription Agreement	-13,3333	$3.00
11/10/2017	1028	Expired - Roger Seabre	Subscription Agreement	-125,000	$3.00
12/31/2019				200,000

Common Stock Warrants Expired (2019)

A total of 3,078,833 warrants expired during the year ended December 31, 2019.

Warrants Exercised (2019)

No warrants were exercised during the year ended December 31, 2019.

Note 12 – Common Stock Warrants and Options (Continued)

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

Common Stock Options (2018)

On February 1, 2018, in connection with executive employment agreements, the Company granted non-qualified options to purchase an aggregate of 6,000,000 shares of the Company’s common stock at the exercise price of $10.55 per share. The options shall become exercisable at the rate of 1/3 upon the six-month anniversary, 1/3 upon the one-year anniversary and 1/3 upon the second anniversary of the grant. The options expire ten years from the date of grant. The options were valued at $45,753,000 using the Black-Scholes option pricing model. The Company recognized expense of approximately $22,770,662 and $21,201,397 relating to these options during the year ended December 31, 2019 and December 31, 2018, respectively.

The assumptions used in the Black-Scholes model are as follows:

For the period ended December 31, 2019
Risk-free interest rate	1.75%
Expected dividend yield	0%
Expected lives	10.0 years
Expected volatility	200%

A summary of the Company’s stock option activity and related information is as follows:

	For the Year Ended December 31, 2019 and 2018
	Number of	Average
	Shares	Price
Outstanding at the beginning of period	$-	$-
Granted	6,000,000	10.55
Exercised/Expired/Cancelled	-	-
Outstanding at the end of period	6,000,000	$10.55
Exercisable at the end of period	1,250,000	$10.55

Note 13 – Income Tax

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the years ended December 31, 2019 and 2018, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2019 and December 31, 2018, the Company had approximately $10,786,000 and $8,179,000 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company’s deferred tax asset are as follows:

	December 31, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carry forwards	59,276,171	31,276,171
Net deferred tax assets before valuation allowance	59,276,171	31,276,171
Less: Valuation allowance	(59,276,171)	(31,276,171)
Net deferred tax assets	-	-

The 2017 Act reduces the corporate tax rate from 34% to 21% for tax years beginning after December 31, 2017.

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2019 and 2018, respectively.

Note 14 – Subsequent Events

Common Stock Sales

On January 29, 2020, the Company sold 50,000 shares of common stock in exchange for total proceeds of $15,000.

On February 18, 2020, the Company sold 100,000 shares of common stock in exchange for total proceeds of $25,000.

On February 18, 2020, the Company sold 100,000 shares of common stock in exchange for total proceeds of $15,000.

Common Stock Issued for Services

On January 29, 2020, the Company issued 200,000 shares to the Robert Wolkin in exchange for services rendered to the Company.

On January 29, 2020, the Company issued 600,000 shares to the Craig Butler in exchange for services rendered to the Company.

On January 29, 2020, the Company issued 100,000 shares to the Soul Singh in exchange for services rendered to the Company.

On January 29, 2020, the Company issued 30,000 shares to the Beverly Weiss in exchange for services rendered to the Company.

On February 18, 2020, the Company issued 100,000 shares to the Sal Rutigliano in exchange for services rendered to the Company.

On February 18, 2020, the Company issued 100,000 shares to the Eilers Law Group in exchange for services rendered to the Company.

On February 18, 2020, the Company issued 24,000 shares to the Advance CFO Solutions in exchange for services rendered to the Company.

On February 18, 2020, the Company issued 44,800 shares to the Insight Performance Consulting in exchange for services rendered to the Company.

On February 18, 2020, the Company issued 11,200 shares to the JB Henriksen in exchange for services rendered to the Company.

The Company entered into Memorandum of Sale agreement for the Sugar Hill property with M&T Bank and the Referee to make payment of $10,000 per month commencing on February 1, 2020 and continuing on the 1st of each month until July 1, 2020 with a balloon payment of $332,167.73 on August 3, 2020.