Form 10-Q
period 2020-03-31
WEED, INC.
filed 2020-05-15
CIK 1393772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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
____________________________________ (Former address, if changed since last report)

______________________________________ (Former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 15, 2020, there were 110,722,685 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1
Condensed Consolidated Financial Statements

The consolidated balance sheets as of March 31, 2020 (unaudited) and December 31, 2019, the consolidated statements of operations for the three months ended March 31, 2020 and 2019, the consolidated statement of stockholders equity (deficit) for the three months ended March 31, 2020, and the consolidated statements of cash flows for the three months ending March 31, 2020 and 2019, follow. The unaudited interim condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

WEED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

TABLE OF CONTENTS

Page No.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	7

Condensed Consolidated Statements of Operations	8

Condensed Consolidated Statements of Changes in Stockholders' Equity	9

Condensed Consolidated Statements of Cash Flows	10

WEED, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
ASSETS	(unaudited)

CURRENT ASSETS:
Cash	$5,404	$2,509
Accounts Receivable	822	822
Prepaid expenses	27,148	30,979
Deposits	122,000	92,000

TOTAL CURRENT ASSETS	155,374	126,310

Land	136,400	136,400

Building	1,887,802	1,887,802
Computers & Equipment	73,681	73,681
Leasehold improvements	5,000	5,000
	2,102,883	2,102,883

Less: Accumulated depreciation	(357,347)	(322,498)

Property and equipment, net	1,745,536	1,780,385

Trademark	50,000	50,000
Less: Accumulated amortization	(4,733)	(4,083)
Trademark, net	45,267	45,917

TOTAL ASSETS	$1,946,177	$1,952,612

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$238,257	$212,181
Accrued expense	11,500	10,000
Accrued officer compensation	161,750	122,250
Accrued interest	19,514	16,453
Notes payable, related parties	246,100	224,100
Notes payable	154,529	167,263
Due to officer	723	723.00

TOTAL CURRENT LIABILITIES	832,373	752,970

TOTAL LIABILITIES	832,373	752,970

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 200,000,000 authorized,
110,722,685 and 109,262,685 issued and outstanding, respectively	110,723	109,263
Additional paid-in capital	79,622,863	76,660,712
Subscription payable	411,250	356,250
Accumulated deficit	(79,030,309)	(75,925,974)
Accumulated other comprehensive loss:
Foreign currency translation	(723)	(609)

TOTAL STOCKHOLDERS' EQUITY	1,113,804	1,199,642

TOTAL LIABILITIES & STOCKERHOLDERS' EQUITY	$1,946,177	$1,952,612

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEED, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months
	Ended March 31,
	2020	2019

REVENUE	$-	-

OPERATING EXPENSES
General and administrative expenses	75,596	185,760
Professional fees	2,988,649	10,909,326
Depreciation & amortization	35,499	40,660

Total operating expenses	3,099,744	11,135,746

NET OPERATING LOSS	(3,099,744)	(11,135,746)

OTHER INCOME (EXPENSE)
Interest income	-	-
Interest expense	(4,591)	(249)
Other income	0	1,000
Loss on deposit	0	-
Loss on extinguishment of debt	-	-
Gain on extinguishment of debt	-	-
Other expense	0	(1,480)

TOTAL OTHER EXPENSE, NET	(4,591)	(729)

NET LOSS	$(3,104,335)	(11,136,475)

OTHER COMPREHENSIVE LOSS	(723)	(609)

COMPREHENSIVE LOSS	(3,105,058)	(11,137,084)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

Outstanding - basic and fully diluted	110,156,839	106,169,574

Net loss per share - basic and fully diluted	$(0.03)	(0.10)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEED, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months ended March 31, 2020
(UNAUDITED)

						Accumulated
	Common Stock					Other	Total
			Additional	Subscriptions	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Paid-In Capital	Payable	Deficit	loss	Equity

Balance, December 31, 2019	109,262,685	109,263	76,660,712	356,250	(75,925,974)	(609.00)	1,199,642

Common stock sold for cash	150,000	150	39,850	55,000			95,000
							-
Common stock returned							-
							-
Common stock issued for services	1,310,000	1,310	906,390				907,700
							-
Vesting of employee stock options			2,015,911				2,015,911
							-
Vesting of employee stock comp							-
							-
Sale of Audi

Audit Adjustment							-
							-
Net loss					(3,104,335)		(3,104,335)
							-
Other comprehensive income, net						(114)	(114)

Balance, March 31, 2020	110,722,685	110,723	79,622,863	411,250	(79,030,309)	(723)	1,113,804

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEED, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2020 and March 31, 2019
(UNAUDITED)
	For the Three
	Months Ended
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(3,104,335)	$(11,136,475)
Adjustments to reconcile net loss
used in operating activities:
Depreciation and amortization	35,499	40,660
Gain on settlement of debt	-	-
Loss on deposit	-	-
Impairment of CIP	-	-
Estimated fair value of stock based compensation	2,015,911	9,680,572
Estimated fair value of shares issued for services	907,700	802,050
Loss on debt extinguishment	-	-
Decrease (increase) in assets
Accounts Receivable	-	(378)
Prepaid expenses and other assets	(26,169)	250,754
Increase (decrease) in liabilities
Accounts Payable	26,076	21,482
Accrued expenses	44,061	8,249

NET CASH USED IN OPERATING ACTIVITIES	(101,257)	(333,086)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(2,979)
Purchase of intangible assets	-	-

NET CASH USED IN INVESTING ACTIVITIES	-	(2,979)

CASH FLOWS FROM FINANCING ACTIVITIES

Stock Payable	55,000	150,000
Proceeds from notes payable - related party	22,000	-
Proceeds from the sale of common stock	40,000	200,000
Proceeds on notes payable	1,306	-
Repayments on notes payable	(14,040)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	104,266	350,000

NET CHANGE IN CASH	3,009	13,935

EFFECT OF EXCHANGE RATE ON CASH	(114)	-

CASH, BEGINNING OF PERIOD	2,509	70,608

CASH, END OF PERIOD	$5,404	$84,543

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year ended December 31:

Income taxes	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:

Gain on sale of fixed asset	-	-
Gain on related party transaction	$-	$-
Mortgage issued for acquisition of land and property	$-	$-
Shares issued from subscription payable	$-	$-
Values of shares issued o pay off note payable	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2020
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

Basis of Presentation:
The accompanying condensed consolidated balance sheet at December 31, 2019, has been derived from audited consolidated financial statements and the unaudited condensed consolidated financial statements as of March 31, 2020 and 2019 ( the “financial statements”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Registration Statement on Form S-1 for the year ended December 31, 2019 (the “2019 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01.

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

Revenue Recognition
On January 1, 2018, the Company adopted the new revenue recognition standard ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, using the cumulative effect (modified retrospective) approach. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings at the date of initial application. No cumulative-effect adjustment in retained earnings was recorded as the Company’s has no historical revenue. The impact of the adoption of the new standard was not material to the Company’s condensed consolidated financial statements for the three months ended March 31, 2020. The Company expects the impact to be immaterial on an ongoing basis.

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

Advertising and Promotion
All costs associated with advertising and promoting products are expensed as incurred. These expenses were $0 and $1,247 for the three months ended March 31, 2020 and 2019.

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

In February 2016, the FASB issued ASU 2016-02, Leases. The standard requires lessees to recognize lease assets and lease liabilities on the consolidated balance sheet and requires expanded disclosures about leasing arrangements. We adopted the standard, effective January 1, 2019, and the new standard has no material impact on our consolidated financial statements. We are currently assessing the impact that the new standard will have on our consolidated financial statements, which will consist primarily of a balance sheet gross up of our operating leases to show equal and offsetting lease assets and lease liabilities.

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

In June 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this ASU became effective beginning January 1, 2019, and it does not have a material effect on our consolidated financial statements.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $79,030,309 and negative working capital of 676,999 at March 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new products and services to begin generating revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party

Notes Payable
From time to time, the Company has received short term loans from officers and directors as disclosed in Note 7 below. The Company has a total of $246,100 and $224,100 of note payable on the consolidated balance sheet as of March 31, 2020 and December 31, 2019, respectively. On October 28, 2019, the Company transferred the ownership of the 2017 Audi Q7 and Audi A4, valued at $46,609, to Nicole Breen as a repayment for her loans. $93,000 was recorded as a forgiveness on notes payable, and $46,391 recorded to additional paid-in capital.

Services
Nicole M. Breen receives $1,500 a week in cash compensation for her services rendered to the Company.

Glenn E. Martin receives $8,000 a month in cash compensation for his services rendered to the Company.

Capital Contributions
The Company imputed interest on non-interest bearing, related party loans, resulting in a total of $0 and $0 of contributed capital during the three months ended March 31, 2020 and 2019, respectively.

Common Stock Issued for Bartered Assets
On January 18, 2017, the Company exchanged 66,000 units, consisting of 66,000 shares of common stock and warrants to purchase 66,000 shares of common stock at an exercise price of $3.00 per share, exercisable until January 18, 2018, in exchange for a 2017 Audi Q7 and a 2017 Audi A4 driven by the Officers. The total fair value received, based on the market price of the stock at $4.02 per share, was allocated to the $105,132 purchase price of the vehicles and the $160,188 excess value of the common stock and warrants was expensed as stock-based compensation. On October 28, 2019, the Company transferred the ownership of the two Audi vehicles, valued at $46,609, to Nicole Breen as a repayment for her loans. $93,000 was recorded as a forgiveness on notes payable, and $46,391 recorded to additional paid-in capital.

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

A total of $161,750 and $8,000 of officer compensation was unpaid and outstanding at March 31, 2020 and 2019, respectively.

Stock Options Issued for Services – related party
On February 1, 2018, in connection with executive employment agreements, the Company granted non-qualified options to purchase an aggregate of 6,000,000 shares of the Company’s common stock at the exercise price of $10.55 per share. The options shall become exercisable at the rate of 1/3 upon the six-month anniversary, 1/3 upon the one-year anniversary and 1/3 upon the second anniversary of the grant. The options were valued at $45,987,970 using the Black-Scholes option pricing model. The Company recognized expense of approximately, $2,015,911 relating to these options during the three months ended March 31, 2020.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2020 and 2019, respectively:

Fair Value Measurements at December 31, 2019

	Level 1	Level 2	Level 3
Assets
Cash	$2,509	$-	$-
Total assets	$2,509	$-	$-
Liabilities
Notes payable, related parties		224,100
Notes payable	$-	$167,263	$-
Total liabilities	$-	$391,363	$-
	$2,509	$391,363	$-

Fair Value Measurements at March 31, 2020

	Level 1	Level 2	Level 3
Assets
Cash	$5,404	$-	$-
Total assets	5,404	$-	$-
Liabilities
Notes payable, related parties		$246,100
Notes payable	$-	$154,529	$-
Total liabilities	$-	$400,629	$-
	$5,404	$400,629	$-

The fair values of our related party debts are deemed to approximate book value and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the three months ended March 31, 2020 and the year ended December 31, 2019.

Note 5 – Investment in Land and Property

On July 26, 2017, the Company closed on the purchase of property, consisting of a home, recreational facility and RV park located at 5535 State Highway 12 in La Veta, Colorado to be developed into a bioscience center. The home has 4 Bedrooms and 2 Baths, and the recreational facility has showers, laundry, and reception area with an additional equipment barn attached, in addition to another facility with 9,500 square feet. The RV Park has 24 sites with full hook-ups including water, sewer, and electric, which the Company plans to convert into a series of small research pods. Under the terms of the purchase agreement, the Company paid $525,000 down, including 25,000 shares of our common stock, and Sangre took immediate possession of the property. Under the terms of the original purchase agreement, the Company was obligated to pay an additional $400,000 in cash and issue an additional 75,000 shares of our common stock over the next two years in order to pay the entire purchase price. On January 12, 2018, the Company entered into an Amendment No. 1 to the $475,000 principal amount promissory note issued by the Company to the seller of the property, under which both parties agreed to amend the purchase and the promissory note to allow the Company to pay off the note in full if it paid $100,000in cash on or before January 15, 2018 and issued the seller 125,000 shares of common stock, restricted in accordance with Rule 144, on before January 20, 2018. Through an escrow process, the Company paid the seller $100,000 in cash and issued him 125,000 shares of common stock in accordance with the Amendment No. 1, in exchange for a full release of the deed of trust that was securing the promissory note, on January 17, 2018. As a result, the $475,000 principal promissory note issued to the seller was deemed paid-in-full and fully satisfied and the Company owned the property without encumbrances as of that date. The Company recorded a loss on extinguishment of debt of approximately $1,065,000 based on the fair value of the consideration paid and the carrying value of the note payable on the settlement date. The total purchase price was as follows:

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

Note 6 – Property and Equipment

Property and equipment consist of the following at March 31, 2020 and December 31, 2019, respectively:

	March 31,	December 31,
	2020	2019
Property improvements	$5,000	$5,000
Automobiles	0	0
Office equipment	4,933	4,933
Furniture & Fixtures	2,979	2,979
Lab equipment	65,769	65,769
Construction in progress	0	0
Property (1)	1,887,802	1,887,802
Property and equipment, gross	1,966,483	1,966,483
Less accumulated depreciation	(357,347)	(322,498)
Property and equipment, net	$1,609,136	$1,643,985

(1)
In 2018, the Company purchased two properties in La Veta, Colorado. The property located on 169 Valley Vista was purchased for $140,000, and the property located on 1390 Mountain Valley Road was purchased for $1,200,000 (see Note 8).

Depreciation and amortization expense totaled $35,499 and $40,660 for the years ended March 31, 2020 and 2019, respectively.

On October 28, 2019, the Company transferred the ownership of the 2017 Audi Q7 and Audi A4, valued at $46,609, to Nicole Breen as a repayment for her loans. $93,000 was recorded as a forgiveness on notes payable, and $46,391 recorded to additional paid-in capital.

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

Amortization expense totaled $650 and $650 for the three months ended March 31, 2020 and 2019, respectively.

Note 8 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at March 31, 2020 and December 31, 2019, respectively:

	March 31, 2020	December 31, 2019

On April 12, 2010, the Company received an unsecured, non-interest-bearing loan in the amount of $2,000, due on demand from Robert Leitzman. Interest is being imputed at the Company’s estimated borrowing rate, or 10% per annum. The largest aggregate amount outstanding was $2,000 during the periods ended December 31, 2019 and December 31, 2018. Mr. Leitzman owns less than 1% of the Company’s common stock, however, the Mr. Leitzman is deemed to be a related party given the non-interest-bearing nature of the loan and the materiality of the debt at the time of origination.	2,000	2,000

Over various dates in 2011 and 2012, the Company received unsecured loans in the aggregate amount of $10,000, due on demand, bearing interest at 10%, from Sandra Orman. The largest aggregate amount outstanding was $10,000 during the periods ended December 31, 2019 and December 31, 2018. Mrs. Orman owns less than 1% of the Company’s common stock, however, Mrs. Orman is deemed to be a related party given the nature of the loan and the materiality of the debt at the time of origination.	10,000	10,000

Over various dates from April 2019 to March2020, the company received a total of $327,100 of advances, bearing interest at 5%, from Nicole Breen. A detailed list of advances and repayments follows. On October 28, 2019, the company’s vehicles valued at $93,000 were used as a repayment.	234,100	212,100

Notes payable, related parties	$246,100	$224,100

The Company recorded interest expense in the amount of $2,979 and $249 for the three months ended March 31, 2020 and 2019, respectively, including imputed interest expense in the amount of $0 and $0 during such periods related to notes payable, related parties.

Note 9 – Notes Payable

Note payable consist of the following at March 31, 2020 and December 31, 2019, respectively:

	March 31, 2020	December 31, 2019
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

On February 16, 2018, the Company issued a $1,040,662 note payable, bearing interest at 1.81% per annum (the low interest rate was due to the short-term nature of the note – six months. See Note 6), to Craig and Carol Clark (“Clark Note”) pursuant to the purchase of land and property in La Veta, Colorado. The note is to be paid in consecutive monthly installments in the amount of $5,000, including accrued interest commencing on March 15, 2018 and continuing through August 15, 2018. The note carries a late fee of 3% in the event any installment payment is more than 10 days late, and upon default the interest rate shall increase to 10% perannum. As of September 12, 2018, a total of $171,300 was paid to the note holder. On October 9, 2018, the Company entered into a settlement agreement with the note holder to pay the settlement payment of $750,000. The Company had already paid $650,000 by September 27, 2018 and made the remaining payment of $100,000 on October 10, 2018. The Company recorded a gain on extinguishment of $121,475.

On August 5, 2019, the Company entered into a promissory note, whereby the Company promises to pay Snell & Wilmer L.L.P the principal amount of $250,000, bearing interest at 2.5% per annum. The note is to be paid in consecutive monthly installments in the amount of $25,000, including accrued interest commencing on August 30, 2019, until the final balloon payment is paid on January 30, 2020. The promissory note is secured by the Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing with respect to the real property owned by Sangre located on 1390 Mountain Valley Road, La Veta, Colorado 81055. As of March 31, 20120, $97,629 has been paid to Snell & Wilmer.

	$152,372	166,412

On various dates, the Company received advances from consultant, Patrick Brodnik, bearing 0% interest.	$2,157	850

	$154,529	$167,262

The Company recognized interest expense of $1,041 and $0 related to the note payables for the three months ended March 31, 2020 and 2019, respectively.

Note 10 – Commitments and Contingencies

On November 8, 2016, the Company entered into an agreement with Gregory DiPaolo’s Pro Am Golf, LLC to acquire improved property located in Westfield, New York. The total purchase price of $1,600,000 is to be paid with a deposit of 50,000 shares of common stock, followed by cash of $1,250,000 and 300,000 shares of the Company’s common stock to be delivered at closing. The deposit of 50,000 shares issued as a deposit was $42,500 based on the closing price of the Company’s common stock on the date of grant. Subsequently, we entered into an amended Purchase and Sale Agreement on October 24, 2017, under which we amended the total purchase price to Eight Hundred Thousand Dollars ($800,000) and forfeited our previous deposit of stock. Under the terms of the amended agreement, we paid an additional Ten Thousand Dollar ($10,000) deposit on October 26, 2017, with the remaining purchase price to be paid on or before the date closing date, which was scheduled on May 1, 2018. The property is approximately 43 acres and has unlimited water extraction rights from the State of New York. We had planned to use this property as our inroads to the New York hemp and infused beverage markets in the future. Since the property was in foreclosure it was put up for auction, which occurred on July 1, 2019. At the auction, we were the winning bidder with a bid of $597,000. Our prior deposit payment of $120,000 was credited towards the purchase price, and the remaining $477,000, was finally due on November 30, 2019, after several extensions (which cost us total of $40,000 to obtain). At the end of December 31, 2019, a total of $92,00 was issued as a deposit for the property. We were not able to meet that deadline, but in January 2020 we worked out an additional extension with the bank. Under the terms of the new agreement, we still owe approximately $392,000 to acquire the property. We have agreed to pay that amount in installment payments of $10,000 per month for six months beginning February 2020, with a balloon payment of approximately $332,000 due on or before August 3, 2020. To date we have paid the $10,000 payments for February 2020, March 2020, April 2020 and May 2020, and plan to pay the June 2020 payment on time. We need to raise funds in order to make the remaining scheduled payments.

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

On July 1, 2019, the Greg DiPaolo’s Pro Am Golf, LLC property was in foreclosure, and it was put up for auction. At the auction, we were the winning bidder with a bid of $597,000. Our prior deposit payment of $120,000 was credited towards the purchase price, and the remaining $477,000, was finally due on November 30, 2019, after several extensions (which cost us total of $40,000 to obtain). At the end of March 31, 2020, a total of $122,00 was issued as a deposit for the property. We were not able to meet that deadline, but in January 2020 we worked out an additional extension with the bank. Under the terms of the new agreement, we still owe approximately $392,000 to acquire the property. We have agreed to pay that amount in installment payments of $10,000 per month for six months beginning February 2020, with a balloon payment of approximately $332,000 due on or before August 3, 2020. To date we have paid the $10,000 payments for February 2020 and March 2020, and plan to pay the April 2020 payment on time. We need to raise funds in order to make the remaining scheduled payments.

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

2020 Common Stock Activity

Common Stock Sales (2020)

During the quarter ended March 31, 2020, the Company issued 150,000 shares of common stock for proceeds of $40,000. 200,000 shares valued at $55,000 were not issued at March 31, 2019, and such amount has been included in subscriptions payable.

Common Stock Issued for Services (2020)

During the three months ended March 31, 2020, the Company agreed to issue an aggregate of 1,310,000 shares of common stock to consultants for services performed. The total fair value of common stock was $907,700 based on the closing price of the Company’s common stock earned on the measurement date.

Common Stock Cancellations

No common stocks were cancelled during the quarter ended March 31, 2020.

2019 Common Stock Activity

Common Stock Sales (2019)

During the year ended December 31, 2019, the Company issued 1,065,000 shares of common stock for proceeds of $573,000

Common Stock Issued for Services (2019)

During the year ended December 31, 2019, the Company agreed to issue an aggregate of 2,467,000 shares of common stock to consultants for services performed. The total fair value of common stock was $2,578,250 based on the closing price of the Company’s common stock earned on the measurement date. Shares valued at $121,650 were issued at December 31, 2019 and services will be performed in 2020 and has been included in unamortized stock-based compensation.

Common Stock Cancellations (2019)
During the year ended December 31, 2019, the Company cancelled a total of 220,000 shares of common stock valued at $0 previously granted to consultants, David Johnson, and Avigor Gordon, for non-performance of services. The cancellation was accounted as a repurchase for no consideration.

Note 12 – Common Stock Warrants and Options

Common Stock Warrants Granted (2020)

No common stock warrants were granted during the three months ended March 31, 2020 and December 31, 2019.

A summary of the Company’s outstanding common stock warrants is as follows as of March 31, 2020:

Issuance	Warrant			# of Common	Strike
Date	#	Name	Document	Stock Warrants	Price

12/31/2018				3,278,833

1/5/2018	1029	Expired - Lex Seabre	Subscription Agreement	-100,000	$5.00
2/9/2018	1033	Expired - Lawrence Wesigal	Subscription Agreement	-15,000	$12.50
3/19/2018	1034	Expired - Donald Steinberg	Subscription Agreement	-150,000	$5.00
3/15/2018	1035	Expired - Donald Harrington	Subscription Agreement	-12,500	$5.00
4/26/2018	1036	Expired -Roger Seabre	Subscription Agreement	-100,000	$5.00
4/26/2018	1037	Expired -Michael Kirk Wines	Subscription Agreement	-100,000	$5.00
5/7/2018	1038	Expired -Donald Steinberg	Subscription Agreement	-400,000	$6.00
5/15/2018	1039	Expired -Roger Seabre	Subscription Agreement	-200,000	$6.00
6/13/2018	1040	Expired -Blue Ridge Enterprises	Subscription Agreement	-450,000	$6.00
6/26/2018	1041	Expired -Dianna Steinberg	Subscription Agreement	-200,000	$6.00
5/25/2017	1016	Expired -Russ Karlen	Subscription Agreement	-100,000	$3.00
5/25/2017	1017	Expired -Eric Karlen	Subscription Agreement	-20,000	$3.00
5/31/2017	1018	Expired -Matt Turner	Subscription Agreement	-20,000	$3.00
5/31/2017	1022	Expired -Rodger Seabre	Subscription Agreement	-300,000	$3.00
7/7/2017	1021	Expired - Rodger Seabre	Subscription Agreement	-200,000	$3.00
8/2/2017	1026	Expired - Rodger Seabre	Subscription Agreement	-100,000	$3.00
9/5/2017	1023	Expired - Harry Methewson #1	Subscription Agreement	-40,000	$3.00
9/24/2017	1024	Expired - Harry Methewson #2	Subscription Agreement	-133,000	$3.00
9/29/2017	1025	Expired - A2Z Inc.	Subscription Agreement	-300,000	$3.00
10/24/2017	1027	Expired – Salvatore Rutigliano	Subscription Agreement	-13,3333	$3.00
11/10/2017	1028	Expired – Roger Seabre	Subscription Agreement	-125,000	$3.00
12/31/2019				3,078,833

1/21/2018	1031	Expired – Roger Forsyth	Subscription Agreement	-100,000	$12.50
1/23/2018	1032	Expired – Roger Forsyth	Subscription Agreement	-100,000	$12.50
3/31/2020				2,878,833

Common Stock Warrants Expired (2020)

A total of 200,000 warrants expired during the three months ended March 31, 2020.

Warrants Exercised (2020)

No warrants were exercised during the three months ended March 31, 2020.

2019 Common Stock Warrant Activity

Common Stock Warrants Granted (2019)

No common stock warrants were granted during the year ended December 31, 2019.

Common Stock Warrants Exercised (2019)

No warrants were exercised during the year ended December 31, 2019.

Common Stock Warrants Expired (2019)

A total of 3,078,833 warrants expired during the year ended December 31, 2019.

Common Stock Options (2019)

On February 1, 2018, in connection with executive employment agreements, the Company granted non-qualified options to purchase an aggregate of 6,000,000 shares of the Company’s common stock at the exercise price of $10.55 per share. The options shall become exercisable at the rate of 1/3 upon the six-month anniversary, 1/3 upon the one-year anniversary and 1/3 upon the second anniversary of the grant. The options expire ten years from the date of grant. The options were valued at $45,753,000 using the Black-Scholes option pricing model. The Company recognized expense of approximately $22,770,662 relating to these options during the year ended December 31, 2019.

The assumptions used in the Black-Scholes model are as follows:

For the period ended March 31, 2020
Risk-free interest rate	1.75%
Expected dividend yield	0%
Expected lives	10.0 years
Expected volatility	200%

A summary of the Company’s stock option activity and related information is as follows:

	For the Three Months Ended March 31, 2020 and 2019
	Number of	Average
	Shares	Price
Outstanding at the beginning of period	$-	$-
Granted	6,000,000	10.55
Exercised/Expired/Cancelled	-	-
Outstanding at the end of period	6,000,000	$10.55
Exercisable at the end of period	1,250,000	$10.55

Note 13 – Subsequent Events

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

On July 26, 2017, we acquired a property located in La Veta, Colorado in order for Sangre to complete its 5-Year, $15+ million Cannabis Genomic Study. The site includes a 10,000+ sq. ft. building that will house Sangre’s genomic research facility, a 4,000+ square foot building for plant product analytics and plant product extraction, a 3,500 sq. ft. corporate office center, and 25 RV slots with full water and electric, which we plan to convert into a series of small research pods. Under the terms of the purchase agreement, we paid $525,000 down, along with 25,000 shares of our common stock, and Sangre took immediate possession of the property. We were obligated to pay an additional $400,000 in cash and issue an additional 75,000 shares of our common stock over the two next years in order to pay the entire purchase price. To date we have spent $354,000 renovating the property and an additional $400,000 on extraction and analytical lab equipment. We plan to complete the property renovations, at an estimated cost of $300,000, if we raise sufficient funding. We will need additional extraction equipment and analytical lab equipment, totaling approximately $700,000. During the year ended December 31, 2019, construction in progress in the amount of $499,695 was fully impaired due to the Company may not receive funds to complete the research facility center project. There was no work performed in 2019. We will need to raise additional funds in order to complete the planned renovations and pay the purchase price for the equipment.

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

Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019

Results of Operations

	Three Months Ended March 31,
	2020	2019
Revenue	$-	$-

Operating expenses:

General and administrative	75,596	185,760
Professional fees	2,988,649	10,909,326
Depreciation and amortization	35,499	40,660
Total operating expenses	3,099,744	11,135,746

Net operating loss	(3,099,744)	(11,135,746)

Other Expense
Interest expense	(4,591)	(249)
Other income	-	1,000
Other expense	-	(1,480)

Net loss	$(3,104,335)	$(11,136,475)

Other Comprehensive Loss	(723)	(609)

Comprehensive Loss	(3,105,058)	(11,137,084)

Operating Loss; Net Loss

Our net loss decreased by $8,032,140, from ($11,136,475) to ($3,104,335), from the three months ended March 31, 2019 compared to the three months ended March 31, 2020. Our operating loss decreased by $8,036,002, from ($11,135,746) to ($3,099,744) for the same period. The decrease in operating loss and net loss compared to the same period of the prior year is primarily a result of decreases in professional fees general and administrative expenses and depreciation and amortization, offset by a slight increase in our interest expense. These changes are detailed below.

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

General and Administrative Expenses

General and administrative expenses decreased by $110,164, from $185,760 for the three months ended March 31, 2019 to $75,596 for the three months ended March 31, 2020, primarily due to decreases in travel, facilities maintenance, and charitable contribution expenses.

Professional Fees

Our professional fees decreased by $7,920,677 during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Our professional fees were $2,988,649 for the three months ended March 31, 2020 and $10,909,326 for the three months ended March 31, 2019. These fees are largely related to fees paid for legal and accounting services, along with compensation to independent contractors, and decreased primarily as a result of a decrease in the value of stock-based compensation awards due to our lower stock price. We expect these fees to vary quarter-to-quarter as our business and stock price fluctuate if we continue to use stock-based compensation. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization

During the three months ended March 31, 2020 we had depreciation and amortization expense of $35,499, compared to $40,660 in the three months ended March 31, 2019. Our depreciation and amortization expense primarily relates to our property and trademark acquisitions.

Interest Expense

Interest expense increased from $249 to $4,591 for the three months ended March 31, 2019 compared to the same period in 2020. Our interest expense primarily relates to the mortgages maintained on our acquired properties.

Other Income

Other income during the three months ended March 31, 2020 was $0, compared to $1,000 for the three months ended March 31, 2019. Our other income for the three months ended March 31, 2019, related to a refund from a merchant.

Other Expense

Other expense decreased from $1,480 to $0 for the three months ended March 31, 2019 compared to the same period in 2020. Our other expense for the three months ended March 31, 2020, relates to bank service charges.

Liquidity and Capital Resources

Introduction

During the three months ended March 31, 2020, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of March 31, 2020 was $5,404 and our monthly cash flow burn rate was approximately $45,000. Our cash on hand was primarily proceeds from the sales of our securities. We currently do not believe we will be able to satisfy our cash needs from our revenues for many years to come.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2020 and December 31, 2019, respectively, are as follows:

	March 31, 2020	December 31, 2019	Change

Cash	$5,404	$2,509	$2,895
Total Current Assets	155,374	126,310	29,064
Total Assets	1,946,177	1,952,612	(6,435)
Total Current Liabilities	832,373	752,970	79,403
Total Liabilities	$832,373	$752,970	$79,403

Our total assets decreased by $6,435 as of March 31, 2020 as compared to December 31, 2019. The slight decrease in our total assets between the two periods was primarily attributed to decreases in our property and equipment, net (due to depreciation) and our prepaid expenses, partially offset by increases in our cash and deposits at March 31, 2020 compared to December 31, 2019.

Our current liabilities and total liabilities increased by $79,403, as of March 31, 2020 as compared to December 31, 2019. This increase was due to increases in accounts payable, accrued officer compensation, notes payable, related party, accrued expenses, and accrued interest, partially offset by a decrease in notes payable.

In order to pay our obligations in full or in part when due, we will be required to raise capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available of $5,404 and $2,509 as of March 31, 2020 and December 31, 2019, respectively. Based on our revenues, cash on hand and current monthly burn rate of approximately $45,000, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $101,257 for the three months ended March 31, 2020, as compared to $333,086 for the three months ended March 31, 2019. For the period in 2020, the net cash used in operating activities consisted primarily of our net loss of ($3,104,335), adjusted by estimated fair value of stock-based compensation of $2,015,911, estimated value of shares issued for services of $907,700, and depreciation and amortization of $35,499, and adjusted by an increase in prepaid expenses and other assets of $26,169, and increases in accounts payable of $26,076 and accrued expenses of $44,061. For the period in 2019, the net cash used in operating activities consisted primarily of our net loss of ($11,136,475), offset by estimated fair value of stock-based compensation of $9,680,572, estimated value of shares issued for services of $802,050, and depreciation and amortization of $40,660, and adjusted by an increase in prepaid expenses and other assets of $250,754, a decrease in accrued expenses of $8,249, and a decrease in accounts payable of $21,482.

Investments

For the three months ended March 31, 2020, we did not have any cash flows in investing activities. For the period in 2019, the net cash used in investing activities of $2,979, with the entire amount related to purchases of property and equipment.

Financing

Our net cash provided by financing activities for the three months ended March 31, 2020 was $104,266, compared to $350,000 for the three months ended March 31, 2019. For the period in 2020, our financing activities related to proceeds from the sale of common stock of $40,000, proceeds from notes payable of $1,306, proceeds from notes payable-related party of $22,000, and stock payable of $150,000, partially offset by repayments on notes payable of $14,040. For the period in 2019, our financing activities related to proceeds from the sale of common stock of $200,000, and stock payable of $150,000.

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

As of March 31, 2020, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2020 to the same extent they were not effective as of December 31, 2019.

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

On February 13, 2018, we filed an Answer to the Verified Complaint and a Counterclaim. In the original Counterclaim we named William Martin as the sole counter-defendant, and alleged, that based upon William Martin’s representations and recommendation, WEED, Inc. hired Michael Ryan as a consultant. We allege that William Martin misrepresented, failed to disclose, and concealed facts from us concerning the relationship between him and Michael Ryan. We were seeking compensatory damages caused by William Martin’s misrepresentation, failure to disclose, and concealment.

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

Travis Nelson v. WEED, Inc.

On February 5, 2018, we were sued in Huerfano County, Colorado District Court (Travis Nelson v. WEED, Inc., et al., Case No. 18CV30003) by the listed Plaintiff. After we successfully pursued motions to dismiss Plaintiff’s two initial Complaints, the Court issued an Order on October 1, 2018 granting Plaintiff permission to file a Second Amended Complaint, which was then filed on October 22, 2018. The Second Amended Complaint includes three claims: 1) breach of fiduciary duty/shareholder derivative action; 2) a claim under Colorado’s Organized Crime Control Act; and 3) a wrongful discharge claim. We have answered the Second Amended Complaint, denying all allegations and alleging that the decision not to offer employment to Nelson, the core factual dispute in this case, was the result of pre-employment background checks that showed Nelson had an extensive, violent criminal history. The parties exchanged Initial Disclosures on November 11, 2018. We still have a motion pending with the Court that seeks attorneys’ fees in the amount of $53,000 for the expense of defending the first two Complaints. On January 31, 2019, Plaintiff submitted an Offer of Judgment under Colorado Statute §13-17-202 offering to dismiss the case in exchange for payment of $100,000. The Company has rejected this offer. Plaintiff served us with written discovery that we responded to in March 2019. The parties attended mediation in April 2019, but the case did not settle. The Court has set a trial date for October 5, 2020, but we are not sure if this matter will go forward at that time due to the current coronavirus concerns. We believe that the Plaintiff’s allegations are baseless and plan to vigorously defend against this lawsuit. We have not accrued any expenses related to this lawsuit due to the loss not being probable.

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

ITEM 2
Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2020, we issued the following unregistered securities:

Common Stock Sales

During the three months ended March 31, 2020, we sold an aggregate of 150,000 shares of our common stock to unrelated investors, for an aggregate of $40,000. The issuances were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make this determination we relied on the representations of the purchaser contained in the securities purchase agreements signed by the purchaser, which indicated the purchaser were knowledgeable about our management and our operations, were sophisticated investors, and understood the purchase was part of a private placement.

Common Stock Issued to Consultants

During the three months ended March 31, 2020, we issued an aggregate of 1,310,000 shares of our common stock to several unrelated consultants for services rendered. The shares were valued at an average of $0.69 per share. The issuances were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make that determination we relied on the representations of the purchasers contained in the agreements signed by the purchasers and the fact the consultants did work for the company and was familiar with the company, its operations and its management.

ITEM 3
Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4
Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5
Other Information

Status of New York Property

On October 24, 2017, we entered into an amended Purchase and Sale Agreement with Greg DiPaolo’s Pro Am Golf, LLC (“DiPaolo”), under which we agreed to purchase certain improved property located in Westfield, New York from DiPaolo for a total purchase price of Eight Hundred Thousand Dollars ($800,000). Under the terms of the agreement, we paid a Ten Thousand Dollar ($10,000) deposit on October 26, 2017, with the remaining purchase price to be paid on or before the date closing date, which was originally scheduled for February 1, 2018. On February 19, 2018, we entered into a Second Addendum to the Purchase and Sale Agreement extending the closing date to May 1, 2018 in exchange for payment of $8,750. On May 1, 2018, we entered into a Fourth Addendum and a Fifth Addendum to agreement amending the “Closing Date” under the Agreement to August 1, 2018, in exchange for our payment of $50,000 as a non-refundable deposit to be applied against the purchase price when the property sale is completed and $10,000 for maintenance, tree removal and other grounds keeping in order to prepare the golf course for the 2018 season. The property is approximately 43 acres and has unlimited water extraction rights from the State of New York. We had planned to use this property as our inroads to the New York hemp and infused beverage markets in the future. Since the property was in foreclosure it was put up for auction, which occurred on July 1, 2019. At the auction, we were the winning bidder with a bid of $597,000. Our prior deposit payment of $120,000 was credited towards the purchase price, and the remaining $477,000, was finally due on November 30, 2019, after several extensions (which cost us total of $40,000 to obtain). We were not able to meet that deadline, but in January 2020 we worked out an additional extension with the bank. Under the terms of the new agreement, we still owe approximately $392,000 to acquire the property. We have agreed to pay that amount in installment payments of $10,000 per month for six months beginning February 2020, with a balloon payment of approximately $332,000 due on or before August 3, 2020. These payments are in addition to the approximately $420,000 in payments we have already made. We made the initial $10,000 payment for February 2020 at the end of January 2020. To date we have made the $10,000 payments for February 2020, March 2020, April 2020, and May 2020. We need to raise funds in order to make the remaining scheduled payments.

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

WEED, Inc.

Dated: May 15, 2020		/s/ Glenn E. Martin
	By:	Glenn E. Martin
	Its:	President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer) (Principal Financial Officer)