Form 10-Q
period 2020-09-30
WEED, INC.
filed 2020-11-16
CIK 1393772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

___________________________

(Former address, if changed since last report)
___________________________
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 16, 2020, there were 112,972,685 shares of common stock, $0.00001 par value, issued and outstanding.

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

The consolidated balance sheets as of September 30, 2020 (unaudited) and December 31, 2019, the consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019, the consolidated statement of stockholders equity (deficit) for the three and nine months ended September 30, 2020, and the consolidated statements of cash flows for the nine months ending September 30, 2020 and 2019, follow. The unaudited interim condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

WEED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

TABLE OF CONTENTS

WEED, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$166,463	$2,509
Accounts Receivable	822	822
Prepaid expenses	33,340	30,979
Deposits	182,000	92,000

TOTAL CURRENT ASSETS	382,625	126,310

Land	124,708	136,400

Building	1,759,292	1,887,802
Computers & Equipment	73,681	73,681
Leasehold improvements	5,000	5,000
	1,962,681	2,102,883

Less: Accumulated depreciation	(403,486)	(322,498)

Property and equipment, net	1,559,195	1,780,385

Trademark	50,000	50,000
Less: Accumulated amortization	(6,033)	(4,083)
Trademark, net	43,967	45,917

TOTAL ASSETS	$1,985,787	$1,952,612

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$264,355	$212,181
Accrued expense	15,500	10,000
Accrued officer compensation	238,750	122,250
Accrued interest	26,884	16,453
Notes payable, related parties	287,200	224,100
Notes payable	149,187	167,263
Due to officer	723	723

TOTAL CURRENT LIABILITIES	982,599	752,970

TOTAL LIABILITIES	982,599	752,970

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 authorized, 112,672,685 and 109,262,685 issued and outstanding, respectively	112,673	109,263
Additional paid-in capital	80,247,358	76,660,712
Subscription payable	425,250	356,250
Accumulated deficit	(79,781,455)	(75,925,974)
Accumulated other comprehensive loss:
Foreign currency translation	(638)	(609)

TOTAL STOCKHOLDERS’ EQUITY	1,003,188	1,199,642

TOTAL LIABILITIES & STOCKERHOLDERS’ EQUITY	$1,985,787	$1,952,612

The accompanying notes are an integral part of the condensed consolidated financial statements

WEED, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
REVENUE	$-	-

OPERATING EXPENSES
General and administrative expenses	75,550	80,249	224,233	390,937
Professional fees	109,927	6,065,896	3,540,739	23,979,599
Depreciation & amortization	29,775	40,756	106,498	122,172

Total operating expenses	215,252	6,186,901	3,871,470	24,492,708

NET OPERATING LOSS	(215,252)	(6,186,901)	(3,871,470)	(24,492,708)

OTHER INCOME (EXPENSE)
Interest income	-	-	-	-
Interest expense	(8,329)	(3,225)	(30,959)	(5,614)
Other income	-	-	-	1,017
Loss on deposit	-	(100,000)	-	(100,000)
Loss on extinguishment of debt	-	-	-	-
Gain on Sale of Fixed Asset	46,948	-	46,948	-
Other expense	-	-	-	(1,956)

TOTAL OTHER EXPENSE, NET	38,619	(103,225)	15,989	(106,553)

NET LOSS	$(176,633)	(6,290,126)	(3,855,481)	(24,599,261)

OTHER COMPREHENSIVE LOSS	(13)	(25)	(638)	(546)

COMPREHENSIVE LOSS	(176,646)	(6,290,151)	(3,856,119)	(24,599,807)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

Outstanding - basic and fully diluted	113,792,468	107,659,860	111,874,656	107,168,557

Net loss per share - basic and fully diluted	$(0.0016)	(0.06)	(0.03)	(0.23)

The accompanying notes are an integral part of the condensed consolidated financial statements

WEED, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2020
(UNAUDITED)

						Accumulated
	Common Stock					Other	Total
			Additional	Subscriptions	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Paid-In Capital	Payable	Deficit	loss	Equity
Balance, December 31, 2019	109,262,685	109,263	76,660,712	356,250	(75,925,974)	(609.00)	1,199,642

Common stock sold for cash	150,000	150	39,850	55,000	-	-	95,000

Common stock issued for services	1,310,000	1,310	906,390	-	-	-	907,700

Vesting of employee stock options	-	-	2,015,911	-	-	-	2,015,911

Net loss	-	-	-	-	(3,104,335)	-	(3,104,335)

Other comprehensive income, net	-	-	-	-	-	(114)	(114)

Balance, March 31, 2020	110,722,685	110,723	79,622,863	411,250	(79,030,309)	(723)	1,113,804

Common stock sold for cash	200,000	200	54,800	(15,000)	-	-	40,000

Common stock issued for services	1,000,000	1,000	399,000	-	-	-	400,000

Imputed Interest on RP Loans	-	-	12,198	-	-	-	12,198

Net loss	-	-	-	-	(574,513)	-	(574,513)

Other comprehensive income, net	-	-	-	-	-	98	98

Balance, June 30, 2020	111,922,685	111,923	80,088,861	396,250	(79,604,822)	(625)	991,587

Common stock sold for cash	500,000	500	99,500	-	-	-	100,000

Common stock returned	-	-	-	-	-	-	-

Common stock issued for services	250,000	250	57,250	29,000	-	-	86,500

Vesting of employee stock options	-	-	-	-	-	-	-

Vesting of employee stock comp	-	-	-	-	-	-	-

Audit Adjustment	-	-	1,747	-	-	-	1,747

Net loss	-	-	-	-	(176,633)	-	(176,633)

Other comprehensive income, net	-	-	-	-	-	(13)	(13)

Balance, September 30, 2020	112,672,685	112,673	80,247,358	425,250	(79,781,455)	(638)	1,003,188

The accompanying notes are an integral part of the condensed consolidated financial statements

WEED, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2020 and September 30, 2019
(UNAUDITED)

	For the Nine
	Months Ended
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(3,855,481)	$(24,599,261)

Adjustments to reconcile net loss used in operating activities:
Depreciation and amortization	106,498	122,172
Gain on sale of fixed asset	(46,948)	-
Gain on settlement of debt	-	-
Loss on deposit	-	-
Impairment of CIP	-	-
Imputed Interest on RP Loans	13,945	-
Estimated fair value of stock based compensation	2,044,911	21,209,062
Estimated fair value of shares issued for services	1,365,200	1,909,929
Loss on debt extinguishment	-	-
Decrease (increase) in assets
Accounts Receivable	-	(801)
Prepaid expenses and other assets	(92,361)	305,707
Increase (decrease) in liabilities
Accounts Payable	52,174	(91,452)
Accrued expenses	132,431	92,365

NET CASH USED IN OPERATING ACTIVITIES	(279,631)	(1,052,279)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(2,979)
Purchase of intangible assets	-	-
Procceds from sale of fixed asset	163,590	-

NET CASH USED IN INVESTING ACTIVITIES	163,590	(2,979)

CASH FLOWS FROM FINANCING ACTIVITIES

Stock Payable	40,000	-
Proceeds from notes payable - related party	63,100	268,823
Proceeds from the sale of common stock	195,000	498,001
Proceeds on notes payable	10,200	230,812
Repayments on notes payable	(28,276)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	280,024	997,636

NET CHANGE IN CASH	163,983	(57,622)

EFFECT OF EXCHANGE RATE ON CASH	(29)	(546)

CASH, BEGINNING OF PERIOD	2,509	70,608

CASH, END OF PERIOD	$166,463	$12,440

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year ended December 31:

Income taxes	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:

Shares issued from subscription payable	$40,000	$-

The accompanying notes are an integral part of the condensed consolidated financial statements

WEED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

On April 20, 2017, the Company acquired Sangre AT, LLC, a Wyoming company doing business as Sangre AgroTech (“Sangre”). Sangre is a plant genomic research and breeding company comprised of top-echelon scientists with extensive expertise in genomic sequencing, genetics-based breeding, plant tissue culture, and plant biochemistry, utilizing the most advanced sequencing and analytical technologies and proprietary bioinformatics data systems available. No work is being conducted now until further funds are available.

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

Basis of Presentation:

The accompanying condensed consolidated balance sheet at December 31, 2019, has been derived from audited consolidated financial statements and the unaudited condensed consolidated financial statements as of September 30, 2020 and 2019 ( the “financial statements”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Registration Statement on Form S-1 for the year ended December 31, 2019 (the “2019 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01.

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

Note 1 – Nature of Business and Significant Accounting Policies (continued)

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

Revenue Recognition

On January 1, 2018, the Company adopted the new revenue recognition standard ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, using the cumulative effect (modified retrospective) approach. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings at the date of initial application. No cumulative-effect adjustment in retained earnings was recorded as the Company’s has no historical revenue. The impact of the adoption of the new standard was not material to the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2020. The Company expects the impact to be immaterial on an ongoing basis.

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

Note 1 – Nature of Business and Significant Accounting Policies (continued)

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

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. These expenses were $0 and $3,450 for the nine months ended September 30, 2020 and 2019.

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

The Company adopted the new lease guidance effective January 1, 2019 using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We elected the package of practical expedients which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. As of September 30, 2020, the adoption of the standard had no impact on the Company, as there were no leases in place longer than 12 months.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $79,781,455 and negative working capital of $599,974 at September 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new products and services to begin generating revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party

Notes Payable

From time to time, the Company has received short term loans from officers and directors as disclosed in Note 7 below. The Company has a total of $287,200 and $224,100 of note payable on the consolidated balance sheet as of September 30, 2020 and December 31, 2019, respectively. On October 28, 2019, the Company transferred the ownership of the 2017 Audi Q7 and Audi A4, valued at $46,609, to Nicole Breen as a repayment for her loans. $93,000 was recorded as a forgiveness on notes payable, and $46,391 recorded to additional paid-in capital. In March 2020, the Company received $22,000 loan from Nicole Breen, and from April 1, 2020 to June 30, 2020, the Company received an additional $37,500 loan from Nicole Breen. From August 1, 2020 to September 30, 2020, the Company received $3,600 loan from Nicole Breen.

Services

Nicole M. Breen receives $1,500 a week in cash compensation for her services rendered to the Company.

Glenn E. Martin receives $8,000 a month in cash compensation for his services rendered to the Company.

Capital Contributions

The Company imputed interest on non-interest bearing, related party loans, resulting in a total of $0 and $0 of contributed capital during the nine months ended September 30, 2020 and 2019, respectively.

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

A total of $238,750 and $122,250 of officer compensation was unpaid and outstanding at September 30, 2020 and 2019, respectively.

Stock Options Issued for Services – related party

On February 1, 2018, in connection with executive employment agreements, the Company granted non-qualified options to purchase an aggregate of 6,000,000 shares of the Company’s common stock at the exercise price of $10.55 per share. The options shall become exercisable at the rate of 1/3 upon the six-month anniversary, 1/3 upon the one-year anniversary and 1/3 upon the second anniversary of the grant. The options were valued at $45,987,970 using the Black-Scholes option pricing model. The Company recognized expense of approximately, $2,015,911 relating to these options during the nine months ended September 30, 2020.

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

Note 4 – Fair Value of Financial Instruments (continued)

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2020 and 2019, respectively:

Fair Value Measurements at December 31, 2019

	Level 1	Level 2	Level 3
Assets
Cash	$2,509	$-	$-
Total assets	$2,509	$-	$-
Liabilities
Notes payable, related parties		$224,100
Notes payable	$-	$167,263	$-
Total liabilities	$-	$391,363	$-
	$2,509	$391,363	$-

Fair Value Measurements at September 30, 2020

	Level 1	Level 2	Level 3
Assets
Cash	$166,463	$-	$-
Total assets	166,463	$-	$-
Liabilities
Notes payable, related parties		$287,200
Notes payable	$-	$149,187	$-
Total liabilities	$-	$436,387	$-
	$166,463	$436,387	$-

The fair values of our related party debts are deemed to approximate book value and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the nine months ended September 30, 2020 and the year ended December 31, 2019.

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

Note 5 – Investment in Land and Property (continued)

The Company entered into Memorandum of Sale agreement for the Sugar Hill property with M&T Bank and the Referee to make payment of $10,000 per month commencing on February 1, 2020 and continuing on the 1st of each month until January 1, 2021 with a balloon payment of $272,167.73 on February 1, 2021.

The property located on 169 Valley Vista was sold for $175,000 on September 25, 2020, and $46,948 was recorded as gain on the sale. The Company received a check in the amount of $153,809.03 for the sale on September 25, 2020, and the check was deposited into a new bank account set up under Sangre AT, LLC. Due to the check was not deposited until October 2, 2020, $153,809 was recorded to Undeposited Funds as of September 30, 2020.

Note 6 – Property and Equipment

Property and equipment consist of the following at September 30, 2020 and December 31, 2019, respectively:

	September 30,	December 31,
	2020	2019
Property improvements	$5,000	$5,000
Automobiles	0	0
Office equipment	4,933	4,933
Furniture & Fixtures	2,979	2,979
Lab equipment	65,769	65,769
Construction in progress	0	0
Property (1)	1,759,292	1,887,802
Property and equipment, gross	1,837,973	1,966,483
Less accumulated depreciation	(403,486)	(322,498)
Property and equipment, net	$1,434,487	$1,643,985

(1)	In 2018, the Company purchased two properties in La Veta, Colorado. The property located on 169 Valley Vista was purchased for $140,000, and the property located on 1390 Mountain Valley Road was purchased for $1,200,000 (see Note 8). The property located on 169 Valley Vista was sold for $175,000 on September 25, 2020 and $46,948 was recorded as gain on the sale.

Depreciation and amortization expense totaled $106,498 and $122,172 for the years ended September 30, 2020 and 2019, respectively.

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

Amortization expense totaled $1,950 and $1,950 for the nine months ended September 30, 2020 and 2019, respectively.

Note 8 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at September 30, 2020 and December 31, 2019, respectively:

	September 30, 2020	December 31, 2019
On April 12, 2010, the Company received an unsecured, non-interest-bearing loan in the amount of $2,000, due on demand from Robert Leitzman. Interest is being imputed at the Company’s estimated borrowing rate, or 10% per annum. The largest aggregate amount outstanding was $2,000 during the periods ended December 31, 2019 and December 31, 2018. Mr. Leitzman owns less than 1% of the Company’s common stock, however, the Mr. Leitzman is deemed to be a related party given the non-interest-bearing nature of the loan and the materiality of the debt at the time of origination.	2,000	2,000

Over various dates in 2011 and 2012, the Company received unsecured loans in the aggregate amount of $10,000, due on demand, bearing interest at 10%, from Sandra Orman. The largest aggregate amount outstanding was $10,000 during the periods ended December 31, 2019 and December 31, 2018. Mrs. Orman owns less than 1% of the Company’s common stock, however, Mrs. Orman is deemed to be a related party given the nature of the loan and the materiality of the debt at the time of origination.	10,000	10,000

Over various dates from April 2019 to September 2020, the company received a total of $368,200 of advances, bearing interest at 5%, from Nicole Breen. A detailed list of advances and repayments follows. On October 28, 2019, the company’s vehicles valued at $93,000 were used as a repayment.	275,200	212,100

Notes payable, related parties	$287,200	$224,100

The Company recorded interest expense in the amount of $19,530 and $5,614 for the nine months ended September 30, 2020 and 2019, respectively, including imputed interest expense in the amount of $0 and $0 during such periods related to notes payable, related parties.

Note 9 – Notes Payable

Note payable consist of the following at September 30, 2020 and December 31, 2019, respectively:

	September 30, 2020	December 31, 2019
On July 26, 2017, the Company issued a $475,000 note payable, bearing interest at 5% per annum, to A.R. Miller (“Miller Note”) pursuant to the purchase of land and property in La Veta, Colorado. The note is to be paid in four consecutive semi-annual installments in the amount of $118,750 plus accrued interest commencing on January 26, 2018 and continuing on the 26th day of July and the 26th day of January each year until the debt is repaid on July 26, 2019. The note carries a late fee of $5,937.50 in the event any installment payment is more than 30 days late, and upon default the interest rate shall increase to 12% per annum. During the three months ended March 31, 2018, the Company issued 125,000 shares of common stock, valued at $1,450,000 based on the closing price on the measurement date. Accordingly, the Company recorded a loss on extinguishment of $1,064,719.	$-	$-

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

On August 5, 2019, the Company entered into a promissory note, whereby the Company promises to pay Snell & Wilmer L.L.P the principal amount of $250,000, bearing interest at 2.5% per annum. The note is to be paid in consecutive monthly installments in the amount of $25,000, including accrued interest commencing on August 30, 2019, until the final balloon payment is paid on January 30, 2020. The promissory note is secured by the Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing with respect to the real property owned by Sangre located on 1390 Mountain Valley Road, La Veta, Colorado 81055. As of September 30, 2020, $111,864 has been paid to Snell & Wilmer.
	$138,136	166,412

On various dates, the Company received advances from consultant, Patrick Brodnik, bearing 5% interest.	$11,051	851

	$149,187	$167,263

The Company recognized interest expense of $11,429 and $494.95 related to the note payables for the nine months ended September 30, 2020 and 2019, respectively.

Note 10 – Commitments and Contingencies

On November 8, 2016, the Company entered into an agreement with Gregory DiPaolo’s Pro Am Golf, LLC to acquire improved property located in Westfield, New York. The total purchase price of $1,600,000 is to be paid with a deposit of 50,000 shares of common stock, followed by cash of $1,250,000 and 300,000 shares of the Company’s common stock to be delivered at closing. The deposit of 50,000 shares issued as a deposit was $42,500 based on the closing price of the Company’s common stock on the date of grant. Subsequently, we entered into an amended Purchase and Sale Agreement on October 24, 2017, under which we amended the total purchase price to Eight Hundred Thousand Dollars ($800,000) and forfeited our previous deposit of stock. Under the terms of the amended agreement, we paid an additional Ten Thousand Dollar ($10,000) deposit on October 26, 2017, with the remaining purchase price to be paid on or before the date closing date, which was scheduled on May 1, 2018. The property is approximately 43 acres and has unlimited water extraction rights from the State of New York. We had planned to use this property as our inroads to the New York hemp and infused beverage markets in the future. Since the property was in foreclosure it was put up for auction, which occurred on July 1, 2019. At the auction, we were the winning bidder with a bid of $597,000. Our prior deposit payment of $120,000 was credited towards the purchase price, and the remaining $477,000, was finally due on November 30, 2019, after several extensions (which cost us total of $40,000 to obtain). At the end of September 30, 2020, a total of $182,000 was issued as a deposit for the property. We were not able to meet that deadline, but in January 2020 we worked out an additional extension with the bank. Under the terms of the new agreement, we still owe approximately $392,000 to acquire the property. We have agreed to pay that amount in installment payments of $10,000 per month for six months beginning February 2020, with a balloon payment of approximately $332,000 due on or before August 3, 2020. We were not able to pay the balloon payment by the August 3, 2020 deadline, but on July 31, 2020 we worked out an additional extension with the bank. Under the terms of that agreement, we paid $10,000 in exchange for an additional extension and we owed approximately $332,000 to acquire the property. We agreed to pay that amount in installment payments of $10,000 per month for six months beginning September 2020, with a balloon payment of approximately $272,000 due on or before February 1, 2021. These payments are in addition to the approximately $480,000 in payments we have already made.

Note 10 – Commitments and Contingencies (continued)

On January 19, 2018, the Company was sued in the United States District Court for the District of Arizona ( William Martin v. WEED, Inc.), Case No. 4:18-cv-00027-RM) by the listed Plaintiff. The Company was served with the Verified Complaint on January 26, 2018. The Complaint alleges claims for breach of contract-specific performance, breach of contract-damages, breach of the covenant of good faith and fair dealing, conversion, and injunctive relief. In addition to the Verified Complaint, the Company was served with an application to show cause for a temporary restraining order. The Verified Complaint alleges the Company entered into a contract with the Plaintiff on October 1, 2014 for the Plaintiff to perform certain consulting services for the Company in exchange for 500,000 shares of its common stock up front and an additional 700,000 shares of common stock to be issued on May 31, 2015. The Plaintiff alleges he completed the requested services under the agreement and received the initial 500,000 shares of common stock, but not the additional 700,000 shares. The request for injunctive relief asks the Court to Order the Company to issue the Plaintiff 700,000 shares of its common stock, and possibly include them in its Registration Statement on Form S-1, or, in the alternative, issue the shares and have them held by the Court pending resolution of the litigation, or, alternatively, sell the shares and deposit the sale proceeds in an account that the Court will control. The hearing on the Temporary Restraining Order occurred on January 29, 2018. On January 30, 2018, the Court issued its ruling denying the application for a Temporary Restraining Order. Currently, there is no further hearing scheduled in this matter. On February 13, 2018, the Company filed an Answer to the Verified Complaint and Counterclaim. On February 15, 2018, the Company filed a Motion to Dismiss the Verified Complaint. On February 23, 2018, the Company filed a Motion to Amend Counterclaim to add W. Martin’s wife, Joanna Martin as a counterdefendant. On March 9, 2018, William Martin filed a Motion to Dismiss the Counterclaim. On March 12, 2018, William Martin filed a Motion to Amend the Verified Complaint to, among other things, add claims against Glenn Martin and Nicole and Ryan Breen. On March 27, 2018, the Court granted both William Martin and WEED, Inc.’s Motions to Amend. On March 27, 2018, the Company filed an Amended Counterclaim adding Joanna Martin. On April 2, 2018, the Company filed a Motion to Amend our Counterclaim to add a breach of contract claim. On April 10, 2018, the Company filed an Answer to First Amended Verified Complaint. On April 23, 2018, Glenn Martin and Nicole and Ryan Breen filed their Answer to the First Amended Complaint. On May 31, 2018, the Court issued an Order: (a) granting the Company’s Motion to Dismiss thereby dismissing the Plaintiff’s claims for breach of the covenant of good faith and fair dealing and the claim for conversion, (b) denying William Martin’s Motion to Dismiss the counterclaim as to the claims for fraudulent concealment and fraudulent misrepresentation, but granting the Motion to Dismiss only as to the claim for fraudulent nondisclosure, and (c) granting the Company’s Motion to Amend its Counterclaim to add a breach of contract claim. On June 1, 2018, William Martin and his wife filed their Answer to the First Amended Counterclaim. On June 1, 2018, William Martin and his wife filed their Answer to the Second Amended Counterclaim. In addition to the above pleadings and motions, the parties have exchanged disclosure statements and served and responded to written discovery. The Company denies the Plaintiff’s allegations in the Verified Complaint in their entirety and plan to vigorously defend against this lawsuit. Due to the loss not being probable, no accrual has been recorded for the 700,000 shares of common stock the Plaintiff alleges he is owed under his agreement with the Company.

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

Note 10 – Commitments and Contingencies (continued)

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

2020 Common Stock Activity

Common Stock Sales (2020)

During the quarter ended September 30, 2020, the Company issued 850,000 shares of common stock for proceeds of $235,000. 200,000 shares valued at $40,000 were not issued at September 30, 2020, and such amount has been included in subscriptions payable.

Common Stock Issued for Services (2020)

During the nine months ended September 30, 2020, the Company agreed to issue an aggregate of 2,560,000 shares of common stock to consultants for services performed. The total fair value of common stock was $1,365,200 based on the closing price of the Company’s common stock earned on the measurement date. 100,000 shares valued at $29,000 were not issued at September 30, 2020, and such amount has been included in subscriptions payable.

Common Stock Cancellations

No common stocks were cancelled during the quarter ended September 30, 2020.

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

Note 12 – Common Stock Warrants and Options

Common Stock Warrants Granted (2020)

No common stock warrants were granted during the nine months ended September 30, 2020 and December 31, 2019.

Note 12 – Common Stock Warrants and Options (continued)

Common Stock Warrants Expired (2020)

A total of 200,000 warrants expired during the nine months ended September 30, 2020.

Warrants Exercised (2020)

No warrants were exercised during the nine months ended September 30, 2020.

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

For the period ended September 30, 2020
Risk-free interest rate	1.75%

Expected dividend yield	0%

Expected lives	10.0 years

Expected volatility	200%

A summary of the Company’s stock option activity and related information is as follows:

	For the Nine months ended September 30, 2020
	Number of	Average
	Shares	Price
Outstanding at the beginning of period	$-	$-
Granted	6,000,000	10.55
Exercised/Expired/Cancelled	-	-
Outstanding at the end of period	6,000,000	$10.55
Exercisable at the end of period	1,250,000	$10.55

Note 13 – Subsequent Events

On October 8, 2020, the Company issued 100,000 shares of common stock to Michael Kirk Wines in exchange for total proceeds of $20,000.

On October 8, 2020, the Company issued 100,000 shares of common stock to Wendy Seabre in exchange for total proceeds of $20,000.

On October 8, 2020, the Company issued 100,000 shares of common stock to Michael Peskin for services performed.

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

On July 26, 2017, we acquired a property located in La Veta, Colorado in order for Sangre to complete its 5-Year, $15+ million Cannabis Genomic Study. The site includes a 10,000+ sq. ft. building that will house Sangre’s genomic research facility, a 4,000+ square foot building for plant product analytics and plant product extraction, a 3,500 sq. ft. corporate office center, and 25 RV slots with full water and electric, which we plan to convert into a series of small research pods. Under the terms of the purchase agreement, we paid $525,000 down, along with 25,000 shares of our common stock, and Sangre took immediate possession of the property. We were obligated to pay an additional $400,000 in cash and issue an additional 75,000 shares of our common stock over the two next years in order to pay the entire purchase price. To date we have spent $354,000 renovating the property and an additional $400,000 on extraction and analytical lab equipment. We plan to complete the property renovations at an estimated cost of $300,000, if we raise sufficient funding. We will need additional extraction equipment and analytical lab equipment, totaling approximately $700,000. During the year ended December 31, 2019, construction in progress in the amount of $499,695 was fully impaired due to the fact we may not receive funds to complete the research facility center project. There was no work performed on the facility in 2019 or so far in 2020. We will need to raise additional funds in order to complete the planned renovations and pay the purchase price for the equipment.

We acquired the property in La Veta, Colorado in order to facilitate the expansion of the genomic studies and the development of new hybrid strains. The facility will undergo a re-design and renovation to convert the existing structures into a world-class genetics research center, once we have sufficient funds to proceed with the work.

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

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Results of Operations

	Three Months Ended September 30,
	2020	2019
Revenue	$-	$-

Operating expenses:

General and administrative	75,550	80,249
Professional fees	109,927	6,065,896
Depreciation and amortization	29,775	40,756
Total operating expenses	215,252	6,186,901

Net operating loss	(215,252)	(6,186,901)

Other Expense
Interest expense	(8,329)	(3,225)
Loss on deposit	-	(100,000)
Gain on sale of fixed asset	46,948	-

Net loss	$(176,633)	$(6,290,126)

Other Comprehensive Loss	(13)	(25)

Comprehensive Loss	$(176,646)	$(6,290,151)

Operating Loss; Net Loss

Our comprehensive loss decreased by $6,113,505, from ($6,290,151) to ($147,646), from the three months ended September 30, 2019 compared to the three months ended September 30, 2020. Our operating loss decreased by $5,971,649, from ($6,186,901) to ($215,252) for the same period. The decrease in net loss compared to the same period of the prior year is primarily a result of decreases in professional fees and general and administrative expenses and a gain on sale of fixed asset, offset slightly by an increase in our interest expense. These changes are detailed below.

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

General and Administrative Expenses

General and administrative expenses decreased by $4,699, from $80,249 for the three months ended September 30, 2019 to $75,550 for the three months ended September 30, 2020, primarily due to decreases in travel, facilities maintenance, and charitable contribution expenses.

Professional Fees

Our professional fees decreased by $5,955,969 during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Our professional fees were $109,927 for the three months ended September 30, 2020 and $6,065,896 for the three months ended September 30, 2019. These fees are largely related to fees paid for legal and accounting services, along with compensation to independent contractors, and decreased significantly primarily as a result of a decrease in the value of stock-based compensation awards due to our lower stock price. We expect these fees to vary quarter-to-quarter as our business and stock price fluctuate if we continue to use stock-based compensation. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization

During the three months ended September 30, 2020 we had depreciation and amortization expense of $29,775, compared to $40,756 in the three months ended September 30, 2019. Our depreciation and amortization expense primarily relates to our property and trademark acquisitions.

Interest Expense

Interest expense increased from $3,225 to $8,329 for the three months ended September 30, 2019 compared to the same period in 2020. Our interest expense primarily relates to notes payable from attorney and related parties.

Loss on Deposit

We had a loss on deposit of $0 during the three months ended September 30, 2020 compared to $100,000 during the three months ended September 30, 2019. Our loss on deposit during the three months ended September 30, 2019 related the termination of the exclusive license and assignment agreement between us and Yissum Research Development Company. The second installment of the license fee of $400,000, due on May 1, 2019, was not paid, and the first installment of $100,000 was recorded as a loss on deposit due to the termination.

Gain on Sale of Fixed Asset

During the three months ended September 30, 2020, we had a gain on sale of fixed asset of $46,948, compared to $0 for the three months ended September 30, 2019. The gain on sale of fixed asset during the three months ended September 30, 2020 related to the sale of a condominium we owned in La Veta, Colorado.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Results of Operations

	Nine months Ended September 30,
	2020	2019
Revenue	$-	$-

Operating expenses:

General and administrative	224,233	390,937
Professional fees	3,540,739	23,979,599
Depreciation and amortization	106,498	122,172
Total operating expenses	3,871,470	24,492,708

Net operating loss	(3,871,470)	(24,492,708)

Other Expense
Interest expense	(30,959)	(5,624)
Other income	-	1,017
Loss on deposit	-	(100,000)
Gain on sale of fixed asset	46,948	-
Other expense	-	(1,956)

Net loss	$(3,855,481)	$(24,599,261)

Other Comprehensive Loss	(638)	(546)

Comprehensive Loss	$(3,856,119)	$(24,599,807)

Operating Loss; Net Loss

Our comprehensive loss decreased by $20,743,688, from ($24,599,807) to ($3,856,119), from the nine months ended September 30, 2019 compared to the nine months ended September 30, 2020. Our operating loss decreased by $20,621,238, from ($24,492,708) to ($3,871,470) for the same period. The decrease in operating loss and net loss compared to the same period of the prior year is primarily a result of decreases in professional fees and general and administrative expenses, offset slightly by an increase in our interest expense. These changes are detailed below.

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

General and Administrative Expenses

General and administrative expenses decreased by $166,704, from $390,937 for the nine months ended September 30, 2019 to $224,233 for the nine months ended September 30, 2020, primarily due to decreases in travel, facilities maintenance, and charitable contribution expenses.

Professional Fees

Our professional fees decreased by $20,438,860 during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Our professional fees were $3,540,739 for the nine months ended September 30, 2020 and $23,979,599 for the nine months ended September 30, 2019. These fees are largely related to fees paid for legal and accounting services, along with compensation to independent contractors, and decreased significantly primarily as a result of a decrease in the value of stock-based compensation awards due to our lower stock price. We expect these fees to vary quarter-to-quarter as our business and stock price fluctuate if we continue to use stock-based compensation. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization

During the nine months ended September 30, 2020 we had depreciation and amortization expense of $106,498, compared to $122,172 in the nine months ended September 30, 2019. Our depreciation and amortization expense primarily relates to our property and trademark acquisitions.

Interest Expense

Interest expense increased from $5,614 to $30,959 for the nine months ended September 30, 2019 compared to the same period in 2020. Our interest expense primarily relates to notes payable from attorney and related parties.

Other Income

Other income during the nine months ended September 30, 2020 was $0, compared to $1,017 for the nine months ended September 30, 2019. Our other income for the nine months ended September 30, 2019, related to a refund from a merchant.

Loss on Deposit

We had a loss on deposit of $0 during the nine months ended September 30, 2020 compared to $100,000 during the nine months ended September 30, 2019. Our loss on deposit during the nine months ended September 30, 2019 related the termination of the exclusive license and assignment agreement between us and Yissum Research Development Company. The second installment of the license fee of $400,000, due on May 1, 2019, was not paid, and the first installment of $100,000 was recorded as a loss on deposit due to the termination.

Gain on Sale of Fixed Asset

During the nine months ended September 30, 2020, we had a gain on sale of fixed asset of $46,948, compared to $0 for the nine months ended September 30, 2019. The gain on sale of fixed asset during the three months ended September 30, 2020 related to the sale of a condominium we owned in La Veta, Colorado.

Other Expense

Other expense decreased from $1,956 to $0 for the nine months ended September 30, 2019 compared to the same period in 2020. Our other expense for the nine months ended September 30, 2019, relates to bank service charges.

Liquidity and Capital Resources

Introduction

During the nine months ended September 30, 2020, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of September 30, 2020 was $166,463 and our monthly cash flow burn rate was approximately $45,000. Our cash on hand was primarily proceeds from the sales of our securities and from the sale of the condominium we owned in La Veta, Colorado. We currently do not believe we will be able to satisfy our cash needs from our revenues for many years to come.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2020 and December 31, 2019, respectively, are as follows:

	September 30, 2020	December 31, 2019	Change

Cash	$166,463	$2,509	$163,954
Total Current Assets	382,625	126,310	256,315
Total Assets	1,985,787	1,952,612	33,175
Total Current Liabilities	982,599	752,970	229,629
Total Liabilities	$982,599	$752,970	$229,629

Our total assets increased by $33,175 as of September 30, 2020 as compared to December 31, 2019. The increase in our total assets between the two periods was primarily attributed to increases in our cash and deposits, partially offset by decreases in our land, buildings and property and equipment, net (due to depreciation) at September 30, 2020 compared to December 31, 2019.

Our current liabilities and total liabilities increased by $229,629, as of September 30, 2020 as compared to December 31, 2019. This increase was due to increases in accounts payable, accrued officer compensation, notes payable, related party, accrued expenses, and accrued interest, partially offset by a decrease in notes payable.

In order to pay our obligations in full or in part when due, we will be required to raise capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available of $166,463 and $2,509 as of September 30, 2020 and December 31, 2019, respectively. Based on our revenues, cash on hand and current monthly burn rate of approximately $45,000, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $279,631 for the nine months ended September 30, 2020, as compared to $1,052,279 for the nine months ended September 30, 2019. For the period in 2020, the net cash used in operating activities consisted primarily of our net loss of ($3,855,481), adjusted by estimated fair value of stock-based compensation of $2,044,911, estimated value of shares issued for services of $1,365,200, depreciation and amortization of $106,498, imputed interest on RP loans of $13,945, and gain on sale of fixed asset of ($46,948) and adjusted by an increase in assets of prepaid expenses and other assets of $92,361, and increases in liabilities of accounts payable of $52,174 and accrued expenses of $132,431. For the period in 2019, the net cash used in operating activities consisted primarily of our net loss of ($24,599,261), offset by estimated fair value of stock-based compensation of $21,209,062, estimated value of shares issued for services of $1,909,929, and depreciation and amortization of $122,172, and adjusted by a decrease in prepaid expenses and other assets of $305,707, a decrease in accounts payable of $91,452, and an increase in accrued expenses of $92,365.

Investments

For the nine months ended September 30, 2020, we cash flows used in investing activities of $163,590, which was all attributable to the condominium we sold in La Veta, Colorado. For the period in 2019, the net cash used in investing activities of $2,979, with the entire amount related to purchases of property and equipment.

Financing

Our net cash provided by financing activities for the nine months ended September 30, 2020 was $280,024, compared to $997,636 for the nine months ended September 30, 2019. For the period in 2020, our financing activities related to proceeds from the sale of common stock of $195,000, proceeds from notes payable of $10,200, proceeds from notes payable-related party of $63,100, and stock payable of $40,000, partially offset by repayments on notes payable of $28,276. For the period in 2019, our financing activities related to proceeds from the sale of common stock of $498,001, proceeds from notes payable of $230,812, and proceeds from notes payable-related party of $268,823.

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

As of September 30, 2020, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2020 to the same extent they were not effective as of December 31, 2019.

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

On March 5, 2020, the Plaintiffs filed a Motion to Dismiss the remaining counts in the lawsuit, without prejudice. On March 5, 2020, we filed a Response to the Motion to Dismiss stating that we did not object to the Plaintiff’s motion. As a result, on March 10, 2020, the Court entered an Order dismissing Plaintiff’s remaining counts in the Complaint without prejudice. The only remaining claims relate to awards for attorneys’ fees, with the Parties motions pending.

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

During the three months ended September 30, 2020, we issued the following unregistered securities:

Common Stock Sales

During the three months ended September 30, 2020, we issued 300,000 shares of common stock for proceeds of $60,000. An additional 200,000 shares valued at $40,000 were not issued at September 30, 2020, and such amount has been included in subscriptions payable. The offering and sales were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make this determination we relied on the representations of the purchaser contained in the securities purchase agreements signed by the purchaser, which indicated the purchaser were knowledgeable about our management and our operations, were sophisticated investors, and understood the purchase was part of a private placement.

Common Stock Issued to Consultants

During the three months ended September 30, 2020, we issued an aggregate of 250,000 shares of our common stock to several unrelated consultants for services rendered. The shares were valued at an average of $0.23 per share for a total value of $57,500. An additional 100,000 shares valued at $29,000 were not issued at September 30, 2020, and such amount has been included in subscriptions payable. The issuances were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make that determination we relied on the representations of the purchasers contained in the agreements signed by the purchasers and the fact the consultants did work for the company and was familiar with the company, its operations and its management.

ITEM 3	Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4	Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5	Other Information

Status of New York Property

On October 24, 2017, we entered into an amended Purchase and Sale Agreement with Greg DiPaolo’s Pro Am Golf, LLC (“DiPaolo”), under which we agreed to purchase certain improved property located in Westfield, New York from DiPaolo for a total purchase price of Eight Hundred Thousand Dollars ($800,000). Under the terms of the agreement, we paid a Ten Thousand Dollar ($10,000) deposit on October 26, 2017, with the remaining purchase price to be paid on or before the date closing date, which was originally scheduled for February 1, 2018. On February 19, 2018, we entered into a Second Addendum to the Purchase and Sale Agreement extending the closing date to May 1, 2018 in exchange for payment of $8,750. On May 1, 2018, we entered into a Fourth Addendum and a Fifth Addendum to agreement amending the “Closing Date” under the Agreement to August 1, 2018, in exchange for our payment of $50,000 as a non-refundable deposit to be applied against the purchase price when the property sale is completed and $10,000 for maintenance, tree removal and other grounds keeping in order to prepare the golf course for the 2018 season. The property is approximately 43 acres and has unlimited water extraction rights from the State of New York. We had planned to use this property as our inroads to the New York hemp and infused beverage markets in the future. Since the property was in foreclosure it was put up for auction, which occurred on July 1, 2019. At the auction, we were the winning bidder with a bid of $597,000. Our prior deposit payment of $120,000 was credited towards the purchase price, and the remaining $477,000, was finally due on November 30, 2019, after several extensions (which cost us total of $40,000 to obtain). We were not able to meet that deadline, but in January 2020 we worked out an additional extension with the bank. Under the terms of the new agreement, we still owe approximately $392,000 to acquire the property. We have agreed to pay that amount in installment payments of $10,000 per month for six months beginning February 2020, with a balloon payment of approximately $332,000 due on or before August 3, 2020. These payments are in addition to the approximately $420,000 in payments we had already made. We made the six $10,000 monthly payments but were not able to pay the balloon payment by the August 3, 2020 deadline, but on July 31, 2020 we worked out an additional extension with the bank. Under the terms of that agreement, we paid $10,000 in exchange for an additional extension and we owed approximately $332,000 to acquire the property. We agreed to pay that amount in installment payments of $10,000 per month for six months beginning September 2020, with a balloon payment of approximately $272,000 due on or before February 1, 2021. These payments are in addition to the approximately $480,000 in payments we have already made. To date we have made the $10,000 payments for September 2020 and October 2020. We need to raise funds in order to make the remaining scheduled payments.

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

WEED, Inc.

Dated: November 16, 2020	By:	/s/ Glenn E. Martin
Glenn E. Martin
	Its:	President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer) (Principal Financial Officer)