Form 10-K
period 2020-12-31
WEED, INC.
filed 2021-03-31
CIK 1393772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates: $10,959,204 as based on last reported sales price of such stock on June 30, 2020. The voting stock held by non-affiliates on that date consisted of 36,530,680 shares of common stock the closing stock price was $0.30.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 29, 2021, there were 114,262,685 shares of common stock, $0.001 par value, issued and outstanding.

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

These changes were effected in order to make our corporate name and ticker symbol better align with our short-term and long-term business focus, which in the short-term is to conduct Sangre’s Cannabis Genomic Study over the next 5 years, process those results, and in the long-term to be an international cannabis and hemp research and product development company, with a globally-recognized brand focusing on building and purchasing labs, land and building commercial grade “Cultivation Centers” to consult, assist, manage & lease to universities, state governments, licensed dispensary owners and worldwide organic grow operators on a contract basis, with a concentration on the legal and medical Cannabis sector. Our long-term plan is to become a True “Seed-to-Sale” global holding company providing infrastructure, financial solutions, product development and real estate options in this new emerging market. Our long term plans may also include acquisitions of synergistic businesses, such as distilleries to make infused beverages and/or super oxygenated water with CBD and THC. We have also formed WEED Australia Ltd., registered as an unlisted public company in Australia, to address future global demand, however the entity has been essentially dormant other than building relationships and speaking at The Pharmaceutical Guild of Australia conference event in Sydney Australia, September 2019, since its inception.

Our corporate offices are located at 4920 N. Post Trail, Tucson, AZ 85750, telephone number (520) 818-8582.

Business Overview

General

Currently, we are either working on or planning for several different business opportunities in the cannabis space. Our first business opportunity is through our wholly-owned subsidiary, Sangre AT, LLC (“Sangre”), where we are focused on the development and application of cannabis-derived compounds for the treatment of human disease. To that end Sangre , is working on a planned five-year Cannabis Genomic Study to complete a genetic blueprint of the Cannabis plant genus, by creating a global genomic classification of the entire plant. Second, we are under contract to purchase a golf course property located in Westfield, New York. We own the unlimited water extractions rights from Lake Erie to the property already, but need to raise at least $500,000 to acquire the property. If we are successful in acquiring the property we plan to utilize the property to access the hemp and infused beverage markets. Third, we have established WEED Australia Ltd. and The Cannabis Institute of Australia (C.I.A.) in Australia for the purpose of conducting cannabis and hemp research and potentially developing products in Australia. C.I.A. is a non-profit entity formed for the purpose of conducting cannabis and hemp research and potentially developing products in Australia for domestic research and development of products, services and educational purposes to all 7 States and territories including Tasmania. Fourth, we have an arrangement with Professor Elka Touitou to assist us with cannabis research and studies in Israel. Professor Touitou was the Head of the Innovative Dermal, Transdermal and Transmucosal Delivery Lab at the Institute of Drug Research, The School of Pharmacy, HUJ, now retired but still has HUJ clinical trial & independent studies/lab privileges. Professor Touitou is an internationally renowned authority in the field of drug delivery and design of new technologies for efficient administration of drugs and development of new products. Professor Touitou has been involved in Cannabinoid research since 1988 at The Hebrew University of Jerusalem, (HUJ) Jerusalem, Israel.

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

Cannabis Genomic Study

After more than 40 years of illicit, underground breeding programs, the genetic integrity of Cannabis has been significantly degraded. Our subsidiary, Sangre AT, LLC (“Sangre”) plans to use a gene-based breeding program to root out inferior cultivars and replace them with fully-validated and patentable cultivars which produce consistent plant products for the medicinal markets. We believe our unique gene-based breeding program will improve cultivars and introduce integrity, stability, and quality to the market in the following ways:

●	Accelerated and optimized growth rates; modern genomic resources will enhance traditional breeding methods

●	Generation of new cultivars, accelerating and perfecting the art of selective breeding

●	Provide the ability to assay for specific genes within the crop, which is critical to strain tracking and market quality assurance

●	Improve disease and drought resistance

We believe our gene-based breeding program will facilitate and accelerate:

●	Improved therapeutic properties

●	New therapies for migraines/chronic pain, epilepsy, cancer, PTSD, chronic head injury, and others

●	Enhanced opportunities for new drug discovery through collaborations with national and international medical research/treatment centers, bio-pharma companies including nutraceuticals and botanical companies

●	Development and protection of intellectual property on a global scale. WEED currently owns several trademarks for WEED, WEED Rules!, Panama Red and Acapulco Gold in several countries in certain limited International categories as placeholders for future growth.

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

New York Property – Infused Beverage Industry

As detailed elsewhere herein, we currently have an agreement in place that allows us the option to acquire certain improved property located in Westfield, New York from DiPaolo for a total purchase price of Eight Hundred Thousand Dollars ($800,000). Under the terms of the agreement, we still owe approximately $392,000 to acquire the property. We have agreed to pay that amount in installment payments of $10,000 per month for six months beginning February 2020, with a balloon payment of approximately $332,000 due on or before August 3, 2020. We made the six $10,000 monthly payments but were not able to pay the balloon payment by the August 3, 2020 deadline, but on July 31, 2020 we worked out an additional extension with the bank. Under the terms of that agreement, we paid $10,000 in exchange for an additional extension and we owed approximately $332,000 to acquire the property. We agreed to pay that amount in installment payments of $10,000 per month for six months beginning September 2020, with a balloon payment of approximately $272,000 due on or before February 1, 2021. We made the six $10,000 monthly payments but were not able to pay the balloon payment by the February 1, 2021 deadline, but on January 18, 2021 we worked out an additional extension with the bank. Under the terms of that agreement, we agreed to pay $10,000 per month beginning February 1, 2021 until November 1, 2021, and then pay a balloon payment of approximately $172,000 due on or before December 1, 2021. These payments are in addition to the approximately $540,000 in payments we have already made. We made the $10,000 payments due on February 1, 2021 and March 1, 2021. We need to raise funds in order to make the remaining scheduled payments. In the event we make the payments we will own the property. In the event we do not make the payments, all monies we have paid are non-refundable and the bank may acquire the property. The property is approximately 43 acres and has unlimited water extraction rights from the State of New York. If we are successful in acquiring the property, we plan to use this property as our inroads to the New York hemp and infused beverage markets in the future. In order to make the payments required to acquire the property we must raise funds.

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

Under the Agreement, in exchange for an exclusive license to use the Existing Technologies, we were to pay Yissum a total of USD$1,000,000 as follows: (i) $100,000 within three (3) business days of signing the Technology Agreement (which amount has been paid), (ii) $400,000 on or before May 1, 2019, and (iii) $500,000 on or before December 31, 2019 (together, the “License Payments”). The grant of the exclusive license and the transfer to us of the responsibility for the administration and control of patent activities and patent expenses related to the Existing Technologies was to occur after the USD$400,000 payment due May 1, 2019. However, prior to that payment, WEED terminated the agreement with Yissum. We do not currently plan to revisit our agreement with Yissum in the future. However, we do plan to continue to work with Professor Elka Touitou of Hebrew University of Jerusalem, who remains our Chairperson for our Israeli Scientific Advisory Board, to implement our research and product development along with WEED Israel clinical trials.

Additionally, we consider certain elements of our Cannabis Genomic Study to be trade secrets and we protect it as our intellectual property. In the future, if we are successful in identifying certain Cannabis strains as promising for the treatment of diseases we will seek to patent those strains.

Government Regulation

As of the end of March 2021, 35 states and the District of Columbia allow its citizens to use medical marijuana, and 16 states have legalized cannabis for adult recreational use. The state laws are in conflict with the Federal Controlled Substances Act, which makes marijuana use and possession illegal at the federal level. Prior administrations (namely, President Obama) effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. The current administration (Biden administration) has not yet indicated how it might regulate the marijuana industry at the federal level, but to date there has been very little in terms of action. There is no guarantee that the Biden administration or future administrations will maintain the low-priority enforcement of federal laws in the marijuana industry that was adopted by the Obama administration. Any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to our business and our shareholders.

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

New York Property

On October 24, 2017, we entered into an amended Purchase and Sale Agreement with Greg DiPaolo’s Pro Am Golf, LLC (“DiPaolo”), under which we agreed to purchase certain improved property located in Westfield, New York from DiPaolo for a total purchase price of Eight Hundred Thousand Dollars ($800,000). Under the terms of the agreement, we paid a Ten Thousand Dollar ($10,000) deposit on October 26, 2017, with the remaining purchase price to be paid on or before the date closing date, which was originally scheduled for February 1, 2018. On February 19, 2018, we entered into a Second Addendum to the Purchase and Sale Agreement extending the closing date to May 1, 2018 in exchange for payment of $8,750. On May 1, 2018, we entered into a Fourth Addendum and a Fifth Addendum to agreement amending the “Closing Date” under the Agreement to August 1, 2018, in exchange for our payment of $50,000 as a non-refundable deposit to be applied against the purchase price when the property sale is completed and $10,000 for maintenance, tree removal and other grounds keeping in order to prepare the golf course for the 2018 season. The property is approximately 43 acres and has unlimited water extraction rights from the State of New York. We had planned to use this property as our inroads to the New York hemp and infused beverage markets in the future. Since the property was in foreclosure it was put up for auction, which occurred on July 1, 2019. At the auction, we were the winning bidder with a bid of $597,000. Our prior deposit payment of $120,000 was credited towards the purchase price, and the remaining $477,000, was finally due on November 30, 2019, after several extensions (which cost us total of $40,000 to obtain). We were not able to meet that deadline, but in January 2020 we worked out an additional extension with the bank. Under the terms of the new agreement, we still owe approximately $392,000 to acquire the property. We have agreed to pay that amount in installment payments of $10,000 per month for six months beginning February 2020, with a balloon payment of approximately $332,000 due on or before August 3, 2020. These payments are in addition to the approximately $420,000 in payments we had already made. We made the six $10,000 monthly payments but were not able to pay the balloon payment by the August 3, 2020 deadline, but on July 31, 2020 we worked out an additional extension with the bank. Under the terms of that agreement, we paid $10,000 in exchange for an additional extension and we owed approximately $332,000 to acquire the property. We agreed to pay that amount in installment payments of $10,000 per month for six months beginning September 2020, with a balloon payment of approximately $272,000 due on or before February 1, 2021. We made the six $10,000 monthly payments but were not able to pay the balloon payment by the February 1, 2021 deadline, but on January 18, 2021 we worked out an additional extension with the bank. Under the terms of that agreement, we agreed to pay $10,000 per month beginning February 1, 2021 until November 1, 2021, and then pay a balloon payment of approximately $172,000 due on or before December 1, 2021. These payments are in addition to the approximately $540,000 in payments we have already made. We made the $10,000 payments due on February 1, 2021 and March 1, 2021. We need to raise funds in order to make the remaining scheduled payments.

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

Human Capital Resources

As noted above, we only have a small number of employees. The remainder of our workforce is consultants due to the nature of our business. As it relates to our employees and the consultants that work with us:

Oversight and Management

Our executive officers are tasked with leading our organization in managing employment-related matters, including recruiting and hiring, onboarding and training, compensation planning, talent management and development. We are committed to providing team members with the training and resources necessary to continually strengthen their skills. Our executive team is responsible for periodically reviewing team member programs and initiatives, including healthcare and other benefits, as well as our management development and succession planning practices. Management periodically reports to the Board regarding our human capital measures and results that guide how we attract, retain and develop a workforce to enable our business strategies.

Diversity, Equity and Inclusion

We believe that a diverse workforce is critical to our success, and we continue to monitor and improve the application of our hiring, retention, compensation and advancement processes for women and underrepresented populations across our workforce, including persons of color, veterans and LGBTQ to enhance our inclusive and diverse culture. When possible we plan to invest in recruiting diverse talent.

Workplace Safety and Health

A vital part of our business is providing our workforce with a safe, healthy and sustainable working environment. We focus on implementing change through workforce observation and feedback channels to recognize risk and continuously improve our processes.

Importantly during 2020, our focus on providing a positive work environment on workplace safety have enabled us to preserve business continuity without sacrificing our commitment to keeping our colleagues and workplace visitors safe during the COVID-19 pandemic. We took immediate action at the onset of the COVID-19 pandemic to enact rigorous safety protocols in our facilities by improving sanitation measures, implementing mandatory social distancing, use of facing coverings, reducing on-site workforce through staggered shifts and schedules, remote working where possible, and restricting visitor access to our locations. We believe these actions helped minimize the impact of COVID-19 on our workforce.

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

ITEM 1A. – RISK FACTORS.

As a smaller reporting company we are not required to provide a statement of risk factors. However, we believe this information may be valuable to our shareholders. We reserve the right to not provide risk factors in our future filings. Our primary risk factors and other considerations include:

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

In addition, we may also raise additional capital through additional equity offerings and licensing our research and/or future products in development. While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that we will be successful in licensing our future products. Based on our current projections, we believe we have insufficient cash on hand to meet our obligations as they become due based on current assumptions. The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

One of our current projects is our 5-year cannabis genomic study being conducted by Sangre. In the event that we are unable to complete that study for any reason, such as inability to complete our human clinical trials, or if those trials are not successful, then it could significantly impact our business.

Although we have plans to be a company with a multitude of business segments, one of our first foray into medical cannabis research is the 5-year cannabis genomic study being conducted by Sangre. In the event that we are unable to complete the 5-year study for any reason, such as the inability to complete our planned human clinical trials in phases 2 and 3 of the study, or if those trials are not successful, then it could significantly impact our business.

Our research plan, which is focused on the development and application of cannabis-derived compounds for the treatment of human disease, and includes our 5-year cannabis genomic study being conducted by Sangre, is dependent upon our ability to complete the necessary research and clinical human trials.

Our research plan, which is focused on the development and application of cannabis-derived compounds for the treatment of human disease, and includes our 5-year cannabis genomic study being conducted by Sangre, is dependent upon our ability to complete the necessary research and clinical human trials. In the event that we are unable to complete those research and/or human clinical trials, or if those trials are not successful, then it could significantly, negatively impact all phases of our research plan and significantly impact our business.

The coronavirus pandemic is causing disruptions in the workplace, which will have negative repercussions on our business if they continue for an extended period time.

We are closely monitoring the coronavirus pandemic and the directives from federal and local authorities regarding not only our workforce, but how it impacts companies we work with for our various projects. As states and localities continue with social distancing and “work from home” regulations more and more companies have been forced to either shut down, slow down or alter their work routines. This could have a negative impact our business going forward if these conditions persist for an extended period of time.

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

As of March 2021, 35 states and the District of Columbia allow its citizens to use medical marijuana, and 16 states have legalized cannabis for adult recreational use. The state laws are in conflict with the Federal Controlled Substances Act, which makes cannabis use and possession illegal on a national level. Prior administrations (namely, President Obama) effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. The current administration (Biden administration) has not yet indicated how it might regulate the marijuana industry at the federal level, but to date there has been very little in terms of action. There is no guarantee that the Biden administration or future administrations will maintain the low-priority enforcement of federal laws in the marijuana industry that was adopted by the Obama administration. Any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to our business and our shareholders.

Further, and while we do not intend to harvest, distribute or sell cannabis, if we conduct research with the cannabis plant or lease buildings to growers of cannabis, etc., we could be deemed to be participating in cannabis cultivation, which remains illegal under federal law, and exposes us to potential criminal liability, with the additional risk that our properties could be subject to civil forfeiture proceedings.

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

Cannabis is a schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of cannabis has been legalized, its production and use remains a violation of federal law. Since federal law criminalizing the use of cannabis preempts state laws that legalize its use, strict enforcement of federal law regarding cannabis would likely result in our inability to proceed with our business plan.

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

In order to protect or enforce our patent rights, we may initiate patent or trademark litigation against third parties. In addition, we may become subject to interference or opposition proceedings conducted in patent and trademark offices to determine the priority and patentability of inventions. The defense of intellectual property rights, including patent rights through lawsuits, interference or opposition proceedings, and other legal and administrative proceedings, would be costly and divert our technical and management personnel from their normal responsibilities. An adverse determination of any litigation or defense proceedings could put our pending patent applications at risk of not being issued.

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

We may be involved in litigation at some in the future.

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. Litigation is also expensive and could cause us to spend substantial sums on legal fees even if we are eventually successful in the litigation.

We have several opportunities that we may not be able to take advantage of or close without substantial funding.

As detailed elsewhere in this Offering Circular we have several business opportunities that we either cannot continue or cannot begin without raising substantial funds either in this Offering or through other sources. Notably, we have an opportunity to close on a golf course property in New York, with unlimited water extraction rights from Lake Erie, but currently need approximately $500,000 to pay the remainder of the purchase price and close on the acquisition. We are not sure if we will be able to secure the necessary funds to acquire the property within the current timeframe. If we are unable to acquire the property we could miss a significant opportunity and it could affect our future business plans.

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

New York Property

On October 24, 2017, we entered into an amended Purchase and Sale Agreement with Greg DiPaolo’s Pro Am Golf, LLC (“DiPaolo”), under which we agreed to purchase certain improved property located in Westfield, New York from DiPaolo for a total purchase price of Eight Hundred Thousand Dollars ($800,000). Under the terms of the agreement, we paid a Ten Thousand Dollar ($10,000) deposit on October 26, 2017, with the remaining purchase price to be paid on or before the date closing date, which was originally scheduled for February 1, 2018. On February 19, 2018, we entered into a Second Addendum to the Purchase and Sale Agreement extending the closing date to May 1, 2018 in exchange for payment of $8,750. On May 1, 2018, we entered into a Fourth Addendum and a Fifth Addendum to agreement amending the “Closing Date” under the Agreement to August 1, 2018, in exchange for our payment of $50,000 as a non-refundable deposit to be applied against the purchase price when the property sale is completed and $10,000 for maintenance, tree removal and other grounds keeping in order to prepare the golf course for the 2018 season. The property is approximately 43 acres and has unlimited water extraction rights from the State of New York. We had planned to use this property as our inroads to the New York hemp and infused beverage markets in the future. Since the property was in foreclosure it was put up for auction, which occurred on July 1, 2019. At the auction, we were the winning bidder with a bid of $597,000. Our prior deposit payment of $120,000 was credited towards the purchase price, and the remaining $477,000, was finally due on November 30, 2019, after several extensions (which cost us total of $40,000 to obtain). We were not able to meet that deadline, but in January 2020 we worked out an additional extension with the bank. Under the terms of the new agreement, we still owe approximately $392,000 to acquire the property. We have agreed to pay that amount in installment payments of $10,000 per month for six months beginning February 2020, with a balloon payment of approximately $332,000 due on or before August 3, 2020. These payments are in addition to the approximately $420,000 in payments we had already made. We made the six $10,000 monthly payments but were not able to pay the balloon payment by the August 3, 2020 deadline, but on July 31, 2020 we worked out an additional extension with the bank. Under the terms of that agreement, we paid $10,000 in exchange for an additional extension and we owed approximately $332,000 to acquire the property. We agreed to pay that amount in installment payments of $10,000 per month for six months beginning September 2020, with a balloon payment of approximately $272,000 due on or before February 1, 2021. We made the six $10,000 monthly payments but were not able to pay the balloon payment by the February 1, 2021 deadline, but on January 18, 2021 we worked out an additional extension with the bank. Under the terms of that agreement, we agreed to pay $10,000 per month beginning February 1, 2021 until November 1, 2021, and then pay a balloon payment of approximately $172,000 due on or before December 1, 2021. These payments are in addition to the approximately $540,000 in payments we have already made. We made the $10,000 payments due on February 1, 2021 and March 1, 2021. We need to raise funds in order to make the remaining scheduled payments.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTCQB-tier of OTC Markets under the symbol “BUDZ.” We were originally quoted over-the-counter on November 2009. We started being quoted on the OTCQB-tier of OTC Markets on September 13, 2018. As of March 29, 2021, we had 114,262,685 shares of our common stock outstanding. The following table sets forth the high and low bid information for each quarter within the two most recent fiscal years, as estimated based on information on OTC Markets. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

		Bid Prices
Fiscal Year Ended December 31,	Period	High	Low
2019	First Quarter	$1.78	$1.02
	Second Quarter	$1.03	$0.57
	Third Quarter	$0.68	$0.40
	Fourth Quarter	$0.42	$0.30

2020	First Quarter	$0.41	$0.21
	Second Quarter	$0.48	$0.18
	Third Quarter	$0.25	$0.18
	Fourth Quarter	$0.32	$0.19

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

Holders

As of December 31, 2020, there were 113,372,685 shares of our common stock outstanding held by approximately 270 holders of record and numerous shares held in brokerage accounts. As of March 29, 2021, there were 114,262,685 shares of our common stock outstanding held by 270 holders of record. Of these shares, 38,870,680 were held by non-affiliates. As of June 30, 2020, we had 36,530,680 shares held by non-affiliates. On the cover page of this filing we value the 36,530,680 shares held by non-affiliates as of June 30, 2020 at $10,959,204. These shares were valued at $0.30 per share, based on our closing share price on June 30, 2020.

As of December 31, 2020, we did not have any shares of preferred stock issued or outstanding.

Warrants and Other Convertible Instruments

We do not currently have any warrants outstanding to purchase our common stock. All the warrants we previously issued have expired by their terms.

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

Currently, we do not have any equity compensation plans. As a result, we did not have any options, warrants or rights outstanding under equity compensation plans as of December 31, 2020.

Recent Issuance of Unregistered Securities

During the three months ended December 31, 2020, we issued the following unregistered securities. All such securities were issued pursuant exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering, as noted below.

During the three months ended December 31, 2020, we issued an aggregate of 500,000 shares of our common stock to non-affiliate investors for an aggregate of $60,000. The issuances of the shares were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investors were sophisticated, familiar with our operations, and there was no solicitation.

During the three months ended December 31, 2020, we issued an aggregate of 200,000 shares of common stock to consultants for services performed. The total fair value of the common stock was $23,000 based on the closing price of our common stock on the measurement date. The issuances of the shares were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investors were sophisticated, familiar with our operations, and there was no solicitation.

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

This discussion and analysis should be read in conjunction with our financial statements included as part of this Annual Report.

Results of Operations for the Years Ended December 31, 2020 and 2019

	Year Ended December 31,
	2020	2019

Revenue	$-	$-

Operating expenses:

General and administrative expenses	313,917	969,913
Professional fees	3,616,760	26,287,730
Depreciation and amortization	145,797	159,424
Total operating expenses	4,076,474	27,417,067

Loss from operations	(4,076,474)	(27,417,067)

Other expense
Interest income	-	-
Interest expense	(40,828)	(11,672)
Other income	-	1,016
Loss on deposit	-	(100,000)
Gain on extinguishment of debt	5,277	-
Gain on extinguishment of debt	46,948	-
Other expense	-	(1,956)
Total other expense, net	11,397	(112,612)

Net income (loss)	$(4,065,077)	$(27,529,679)

Operating Loss; Net Loss

Our comprehensive net loss decreased by $23,465,700, from ($27,530,288) to ($4,064,588), from the year ended 2019 compared to 2020. Our operating loss decreased by $23,340,593, from ($27,417,067) to ($4,076,474) for the same period. The decrease in operating loss is primarily a result of our decreases in our professional fees and our general and administrative expenses. The decrease in our net loss is also a result of our operating loss decrease, partially offset by an increase in interest expense. These changes are detailed below.

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

General and Administrative Expenses

General and administrative expenses decreased by $655,996, from $969,913 for the year ended December 31, 2019 to $313,917 for the year ended December 31, 2020, primarily due to decreases in our travel and charitable contributions.

Professional Fees

Our professional fees decreased during the year ended December 31, 2020 compared to the year ended December 31, 2019. Our professional fees were $3,616,760 for the year ended December 31, 2020 and $26,287,730 for the year ended December 31, 2019. These fees are largely related to fees paid for legal and accounting services, along with compensation to independent contractors, and increased primarily as a result of increased stock-based compensation awards and the value attributed to those shares of stock. We expect the amount of professional fees we pay in cash to grow steadily as our business expands. However, the amount attributed to the stock-based compensation could decrease in periods when our stock price is lower, if we continue to use stock-based compensation. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization

During the year ended December 31, 2020, we had depreciation and amortization of $145,797, compared to $159,424 in the year ended December 31, 2019. The depreciation and amortization expense in 2020 was related to properties and trademarks. The depreciation and amortization expense in 2019 was related to the sale of the two Audi vehicles as a repayment to Nicole Breen.

Interest Expense

Interest expense increased from ($11,672) to ($40,828) for the year ended December 31, 2020 compared to the same period in 2019. Our interest expense primarily relates to interest on short-term loans.

Other Income

In 2020, we had other income of $0 compared to $1,016 in 2019. The other income in 2019 related to a refund from a merchant.

Loss on Deposit

In 2020, we had loss on deposit of $0, compared to $100,000 in 2019. The loss on deposit for 2019 period was related to the termination of the exclusive license and assignment agreement between us and Yissum Research Development Company.

Gain on Extinguishment of Debt

During the year ended December 31, 2020, we had a gain on extinguishment of debt of $5,277, compared to $0 in the year ended December 31, 2019. The gain on extinguishment of debt in 2020 was related to shares issued for relief of payables.

Other Expense

During 2020, we had other expense of $0, compared to $1,956 in 2019. In 2019, the other expense primarily related to credit card finance charges.

Liquidity and Capital Resources

Introduction

During the years ended December 31, 2020 and 2019, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of December 31, 2020 was $12,629 and our monthly cash flow burn rate was approximately $40,000. Our cash on hand was primarily proceeds from the sales of our securities. We currently do not believe we will be able to satisfy our cash needs from operations for many years to come.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2020 and 2019, respectively, are as follows:

	December 31, 2020	December 31, 2019	Change

Cash	$12,629	$2,509	$10,120
Total Current Assets	255,134	126,310	128,824
Total Assets	1,818,997	1,952,612	(133,615)
Total Current Liabilities	937,278	752,970	184,308
Total Liabilities	$937,278	$752,970	184,308

Our current assets increased by $128,824 as of December 31, 2020 as compared to December 31, 2019, primarily due to increases in cash and deposits. The decrease in our total assets between the two periods was primarily attributed to a decrease in our property and equipment, net and depreciation of certain of our assets.

Our current liabilities and total liabilities increased by $184,308, as of December 31, 2020 as compared to December 31, 2019. This increase in liabilities as of December 31, 2020 was primarily related to increases in our accounts payable, accrued officer compensation, accrued expenses, accrued interest, and notes payable, related parties, partially offset by a decrease in our notes payable, compared to December 31, 2019.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available as of December 31, 2020 of $12,629 and $2,509 on December 31, 2019. Based on our revenues, cash on hand and current monthly burn rate of approximately $40,000, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $430,987 for the year ended December 31, 2020, as compared to $1,110,597 for the year ended December 31, 2019. In 2020, the net cash used in operating activities consisted primarily of our net loss of ($4,065,077), offset by estimated fair value of stock-based compensation of $2,015,911, estimated fair of shares issued for services of $1,407,200, depreciation and amortization of $145,797, gain on sale of fixed asset of $46,948, and gain on relief of payable of $5,277, adjusted by an increases in prepaid expenses and other assets of $118,704, and increases in accounts payable of $45,073 and accrued expenses of $1782,484. In 2019, the net cash used in operating activities consisted primarily of our net loss of ($27,529,679), offset by estimated fair value of stock-based compensation of $22,770,662, estimated fair of shares issued for services of $2,578,250, depreciation and amortization of $159,423, and impairment of construction in progress of $499,695 adjusted by an increases in accounts receivable of $801, accrued expenses of $141,800, and a decreases in prepaid expenses and other assets of $298,331 and accounts payable of $28,278.

Investments

In 2020, we have net cash from investing activities of $163,590, consisting entirely of proceeds from sales of fixed asset. In 2019, we had net cash used in investing activities of $2,979, consisting entirely of purchases of property and equipment.

Financing

Our net cash provided by financing activities for the year ended December 31, 2020 was $277,028, compared to $1,046,086 for the year ended December 31, 2019. For the period in 2020, our financing activities related to proceeds from the sale of common stock of $295,000, proceeds from notes payable - related party of $64,100, and proceeds from notes payable of $10,201, offset by repayments on notes payable – related party of $30,000 and repayments of notes payable of $62,273. For the period in 2019, our financing activities related to proceeds from the sale of common stock of $573,000, proceeds from notes payable, related party of $305,823, and proceeds from notes payable of $250,850, offset by repayments on notes payable of ($83,587).

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

ITEM 9A – CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the period ended December 31, 2020, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2020, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

There are no changes to report during our fiscal quarter ended December 31, 2020.

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

Name	Age	Position(s)

Glenn E. Martin	67	President, Chief Executive Officer, Chief Financial Officer and a Director

Nicole M. Breen	44	Secretary, Treasurer and a Director

Glenn E. Martin was appointed as our President, Chief Executive Officer and Chief Financial Officer on September 30, 2014. Mr. Martin has been a Director since January 1, 2005. Mr. Martin was our President from 2005 until 2012. Between July 2012 and September 2014, there was a dispute with our Board of Directors and Mr. Martin remained on the Board of Directors but was no longer our Chief Executive Officer or Chief Financial Officer. During this time he was still involved with our company and was reinstated to those positions in September 2014. Prior to joining United Mines, Mr. Martin has served in an executive capacity with several different companies. From 1988 through the fall of 1992, Mr. Martin was Executive Director of World Trade Center, Tucson, a subsidiary of the former Twin Towers in New York City. In this position he oversaw the day to day operation, including projects, programs, and seminars for the U.S. Dept. of Commerce associate office in the W.T.C., Tucson promoting D.O.C. programs, servicing clients for both the D.O.C. and Small Business administration. During his tenure with World Trade Center he served as speaker for international trade seminars and the AIESEC (U.S) National Leadership Seminars. Member; Hong Kong Trade Association 1988 to present. Member; Society of Mining, Metallurgy & Exploration (2008) Guest speaker at Inaugural HKBAH Annual Event in May 2010 & member of Hong Kong Business Association of Hawaii (2010)

During our fiscal years ended December 31, 2020 and December 31, 2019, Mr. Martin received $0 and $16,000, respectively, in cash compensation for his services. As of December 31, 2020, we owe Mr. Martin $176,000 in cash compensation for his services. Mr. Martin did not receive shares of our common stock as compensation for the years ended December 31, 2020 and December 31, 2019. As of March 29, 2021, Mr. Martin owned, beneficially-owned, or controlled an aggregate of 55,841,078 shares of our common stock. Mr. Martin has not sold any shares of his stock since inception in January 2005.

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

During our fiscal years ended December 31, 2020 and December 31, 2019, Ms. Breen received $24,000 and $37,250, respectively, in cash compensation for her services. As of December 31, 2020, we owe Ms. Breen $96,250 in cash compensation for her services. As of March 29, 2021, Ms. Breen owned, beneficially-owned, or controlled an aggregate of 22,058,816 shares of our common stock.

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

Committees

All proceedings of the board of directors for the year ended December 31, 2020 were conducted by resolutions consented to in writing by the board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

Nomination Procedures For Appointment of Directors

As of December 31, 2020, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

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

During the fiscal year ended December 31, 2020, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Glenn E. Martin	0	0	0
Nicole M. Breen	12	16	0

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

ITEM 11 – EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2020;

(b)	each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2020 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2020,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2020, 2019 and 2018, are set out in the following summary compensation table:

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last three fiscal years:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Glenn E. Martin	2020	96,000	(2)	-0-	-0-	-0-	-0-	-0-	-0-	96,000	(2)
President, CEO,	2019	96,000		-0-	-0-	-0-	-0-	-0-	-0-	96,000
CFO(1)	2018	80,000		-0-	-0-	-0-	-0-	-0-	-0-	80,000
Nicole M. Breen,	2020	78,000	(4)	-0-	-0-	-0-	-0-	-0-	-0-	78,000	(4)
Secretary and	2019	79,500		-0-	-0-	-0-	-0-	-0-	-0-	79,500
Treasurer(3)	2018	52,000		5,000	-0-	-0-	-0-	-0-	-0-	57,000

(1)	Mr. Martin was appointed President, Chief Executive Officer, and Chief Financial Officer on September 30, 2014.

(2)	All $96,000 owed to Mr. Martin was accrued in 2020.

(3)	Ms. Breen was appointed Secretary and Treasurer on September 30, 2014.

(4)	Ms. Breen was paid $24,000 in 2020 with the remaining $54,000 accrued.

Employment Contracts

In 2014 and 2016 we entered into employment agreements with Glenn E. Martin, our Chief Executive Officer and Chief Financial Officer, Nicole Breen, our Secretary and Treasurer and Ryan Breen, our Vice President and Social Media Officer.

Under the terms of our agreement with Mr. Martin dated October 1, 2016, he serves as our President and Chief Executive Officer. The agreement was for a two-year term and Mr. Martin received Seven Million (7,000,000) shares of our common stock, restricted in accordance with Rule 144, and was to receive Seven Million (7,000,000) additional shares as his annual salary for agreeing to serve as our President and Chief Executive Officer. Additionally, Mr. Martin was entitled to One Million (1,000,000) shares of a yet-to-be-created class of Series B Preferred Stock if we regained “fully-reporting” status with the Securities and Exchange Commission. We are obligated to maintain and pay the premiums for “key man” life insurance in the amount of $1,000,000. Our agreement with Mr. Martin also contained various provisions related to his termination without cause and in the event we undergo a change of control transaction. To date, no “key man” insurance has been obtained.

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

The following table sets forth director compensation for 2020:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Glenn E. Martin	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Nicole M. Breen	-0-	-0-	-0-	-0-	-0-	-0-	-0-

No director received compensation for the fiscal years December 31, 2020 and December 31, 2019. We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2020:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Glenn E. Martin	4,000,000	-0-	-0-	10.55	2/1/2028	-0-	-0-	-0-	-0-
Nicole M. Breen	2,000,000	-0-	-0-	10.55	2/1/2028	-0-	-0-	-0-	-0-

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

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve-month period ended December 31, 2020.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 29, 2021, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock

Title of Class	Name and Address of Beneficial Owner(2)	Nature of Beneficial Ownership	Amount		Percent of Class (1)

Common Stock	Glenn E. Martin (3)	President, CEO, CFO, and Director	57,174,412	(4)	48.3%

Common Stock	Nicole M. Breen (3)	Secretary, Treasurer, and Director	24,058,816	(4)	20.7%

Common Stock	All Officers and Directors as a Group (2 people)		81,233,228	(4)(5)	67.5%

(1)	Unless otherwise indicated, based on 114,262,685 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Unless indicated otherwise, the address of the shareholder is 4920 N. Post Trail, Tucson, AZ 85750.

(3)       Indicates one of our officers or directors.

(4)	Includes 80,666 shares of common stock held in the name of Tanque Verde Valley Missionary Society, an entity controlled by Mr. Martin, as well as options to acquire 4,000,000 shares of our common stock at an exercise price of $10.55 per share. The options are exercisable at the discretion of the holder and expire 10 years from the date of grant.

(5)	Includes 305,505 shares of common stock held in the name of GEM Management Group, LLC, an entity controlled by Ms. Breen, an aggregate of 15,927 shares of common stock held in the name of Ms. Breen’s children, and 4,012,972 held in the name of Ryan Breen, Ms. Breen’s husband. Also includes options to acquire 2,000,000 shares of our common stock at an exercise price of $10.55, which options expire ten years from the date of grant.

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

On October 1, 2016, we granted 7,000,000 shares of common stock to Glenn E. Martin, our Chief Executive Officer, as a bonus for services to be performed from January 1, 2017 to December 31, 2020, as our primary executive officer, pursuant to an amended employment agreement. The total fair value of the common stock was $700,000 based on the closing price of our common stock on the date of grant.

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

On October 1, 2016, we granted 4,000,000 shares of common stock to Nicole Breen, our Secretary and Treasurer, for services to be performed from January 1, 2017 to December 31, 2020, in those capacities, pursuant to an amended employment agreement. The total fair value of the common stock was $400,000 based on the closing price of our common stock on the date of grant.

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

Notes Payable

On various dates, we received advances from our Chief Executive Officer, Glenn Martin, and our Secretary, Nicole Breen. Mr. Martin and Ms. Breen own approximately 50% and 20% of our common stock, respectively. The unsecured interest bearing loans at 5% are due on demand. As of December 31, 2020, we owed Mr. Martin $0 and Ms. Breen $246,200 under these notes.

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

Corporate Governance

As of December 31, 2020, our Board of Directors consisted of Glenn E. Martin and Nicole M. Breen. As of December 31, 2020, we did not have any directors that qualified as “independent directors” as the term is used in NASDAQ rule 5605(a)(2).

Our current Board of Directors consists of Glenn E. Martin and Nicole M. Breen as our only directors.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2020 and December 31, 2019 for professional services rendered by M&K CPAS, PLLC, for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Audit Fees and Audit Related Fees	$28,000	$30,200
Tax Fees	$0	$0
All Other Fees	$0	$70,455
Total	$28,000	$100,655

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

WEED, Inc.

Dated: March 31, 2021		/s/ Glenn E. Martin
	By:	Glenn E. Martin
	Its:	Chief Executive Officer (Principal Executive Officer), President, and Chief Financial Officer (Principal Financial Officer)

Dated: March 31, 2021		/s/ Nicole M. Breen
	By:	Nicole M. Breen
	Its:	Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2021		/s/ Glenn E. Martin
	By:	Glenn E. Martin, Director

Dated: March 31, 2021		/s/ Nicole M. Breen
	By:	Nicole M. Breen, Director

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary Data

Not applicable

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of WEED, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WEED, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and consolidated statements of cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 and the results of its consolidated operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenues, incurred net losses from operations, and has negative working capital which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern Analysis

As discussed in Note 2, the Company had a going concern due to lack of revenues, incurred net losses from operations, and has negative working capital as of December 31, 2020.

Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses, which are difficult to substantiate.

To evaluate the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2017.

Houston, TX

March 31, 2021

WEED, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$12,629	$2,509
Accounts Receivable	822	822
Prepaid expenses	29,683	30,979
Deposits	212,000	92,000

TOTAL CURRENT ASSETS	255,134	126,310

Land	124,708	136,400

Building	1,759,292	1,887,802
Computers & Equipment	73,681	73,681
Leasehold improvements	5,000	5,000
	1,962,681	2,102,883

Less: Accumulated depreciation	(441,918)	(322,498)

Property and equipment, net	1,520,763	1,780,385

Trademark	50,000	50,000
Less: Accumulated amortization	(6,900)	(4,083)
Trademark, net	43,100	45,917

TOTAL ASSETS	$1,818,997	$1,952,612

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$241,977	$212,181
Accrued expense	18,500	10,000
Accrued officer compensation	272,250	122,250
Accrued interest	30,437	16,453
Notes payable, related parties	258,200	224,100
Notes payable	115,191	167,263
Due to officer	723	723

TOTAL CURRENT LIABILITIES	937,278	752,970

TOTAL LIABILITIES	937,278	752,970

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 authorized, 113,372,685 and 109,262,685 issued and outstanding, respectively	113,373	109,263
Additional paid-in capital	80,403,267	76,660,712
Subscription payable	356,250	356,250
Accumulated deficit	(79,991,051)	(75,925,974)
Accumulated other comprehensive loss:
Foreign currency translation	(120)	(609)

TOTAL STOCKHOLDERS’ EQUITY	881,719	1,199,642

TOTAL LIABILITIES & STOCKERHOLDERS’ EQUITY	$1,818,997	$1,952,612

The accompanying notes are an integral part of the condensed consolidated financial statements

WEED, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Years
	Ended December 31,
	2020	2019
REVENUE	$-	-

OPERATING EXPENSES
General and administrative expenses	313,917	969,913
Professional fees	3,616,760	26,287,730
Depreciation & amortization	145,797	159,424

Total operating expenses	4,076,474	27,417,067

NET OPERATING LOSS	(4,076,474)	(27,417,067)

OTHER INCOME (EXPENSE)
Interest income	-	-
Interest expense	(40,828)	(11,672)
Other income	-	1,016
Loss on deposit	-	(100,000)
Gain on extinguishment of debt	5,277	-
Gain on Sale of Fixed Asset	46,948	-
Other expense	-	(1,956)

TOTAL OTHER EXPENSE, NET	11,397	(112,612)

NET LOSS	$(4,065,077)	(27,529,679)

OTHER COMPREHENSIVE LOSS	489	(609)

COMPREHENSIVE LOSS	(4,064,588)	(27,530,288)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

Outstanding - basic and fully diluted	112,215,827	107,649,127

Net loss per share - basic and fully diluted	$(0.04)	(0.26)

The accompanying notes are an integral part of the condensed consolidated financial statements

WEED, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2020
(UNAUDITED)

	Common Stock					Accumulated	Total
			Additional	Subscriptions	Accumulated	Other	Stockholders’
	Shares	Amount	Paid-In Capital	Payable	Deficit	Comprehensive	Equity
Balance, December 31, 2018	105,950,685	$105,951	$50,695,721	$356,250	$(48,396,295)	$	$2,761,627

Common stock sold for cash	1,065,000	1,065	571,935	-			573,000

Common stock returned	(220,000)	(220)	220				-

Common stock issued for services	2,467,000	2,467	2,575,783	-			2,578,250
							-
Vesting of employee stock options			22,770,662				22,770,662
							-
Related party gain on sale of automobile			46,391				46,391

Net loss					(27,529,679)		(27,529,679)

Other comprehensive income, net						(609)	(609)

Balance, December 31, 2019	109,262,685	$109,263	$76,660,712	$356,250	$(75,925,974)	$(609)	$1,199,642

Common stock sold for cash	1,350,000	1,350	293,650	-			295,000

Common stock returned							-

Common stock issued for services	2,710,000	2,710	1,404,490	-			1,407,200
							-
Vesting of employee stock options			2,015,911				2,015,911
							-
Shares issued for settlement of debt	50,000	50	9,950				10,000

Imputed Interest on RP Loans			18,554				18,554

Net loss					(4,065,077)		(4,065,077)

Other comprehensive income, net						489	489

Balance, December 31, 2020	113,372,685	$113,373	$80,403,267	$356,250	$(79,991,051)	(120)	$881,719

The accompanying notes are an integral part of the condensed consolidated financial statements

WEED, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2020 and December 31, 2019
(UNAUDITED)

	For the Nine
	Months Ended
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(4,065,077)	$(27,529,679)
Adjustments to reconcile net loss used in operating activities:
Depreciation and amortization	145,797	159,423
Gain on sale of fixed asset	(46,948)	-
Gain on settlement of debt	(5,277)	-
Loss on deposit	-
Impairment of CIP	-	499,695
Imputed Interest on RP Loans	18,554
Estimated fair value of stock based compensation	2,015,911	22,770,662
Estimated fair value of shares issued for services	1,407,200	2,578,250
Loss on debt extinguishment	-
Decrease (increase) in assets
Accounts Receivable	-	(801)
Prepaid expenses and other assets	(118,704)	298,331
Increase (decrease) in liabilities
Accounts Payable	45,073	(28,278)
Accrued expenses	172,484	141,800

NET CASH USED IN OPERATING ACTIVITIES	(430,987)	(1,110,597)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(2,979)
Purchase of intangible assets	-	-
Proceeds from sale of fixed asset	163,590

NET CASH USED IN INVESTING ACTIVITIES	163,590	(2,979)

CASH FLOWS FROM FINANCING ACTIVITIES

Stock Payable	-
Proceeds from notes payable - related party	64,100	305,823
Proceeds from the sale of common stock	295,000	573,000
Proceeds on notes payable	10,201	250,850
Repayments on notes payable - related party	(30,000)
Repayments on notes payable	(62,273)	(83,587)

NET CASH PROVIDED BY FINANCING ACTIVITIES	277,028	1,046,086

NET CHANGE IN CASH	9,631	(67,490)

EFFECT OF EXCHANGE RATE ON CASH	489	(609)

CASH, BEGINNING OF PERIOD	2,509	70,608

CASH, END OF PERIOD	$12,629	$2,509

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year ended December 31:

Income taxes	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:

Shares issued in relief of debt	$10,000	$-
Gain on related party transaction		93,000

The accompanying notes are an integral part of the condensed consolidated financial statements

WEED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 and 2019

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

Basis of Presentation:

The accompanying condensed consolidated balance sheet at December 31, 2020, has been derived from audited consolidated financial statements and the unaudited condensed consolidated financial statements as of December 31, 2020 and 2019 ( the “financial statements”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Registration Statement on Form S-1 for the year ended December 31, 2020 (the “2020 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01.

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

Revenue Recognition

On January 1, 2018, the Company adopted the new revenue recognition standard ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, using the cumulative effect (modified retrospective) approach. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings at the date of initial application. No cumulative-effect adjustment in retained earnings was recorded as the Company’s has no historical revenue. The impact of the adoption of the new standard was not material to the Company’s condensed consolidated financial statements for the year ended December 31, 2020. The Company expects the impact to be immaterial on an ongoing basis.

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

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. These expenses were $0 and $3,450 for the year ended December 31, 2020 and 2019.

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

The Company adopted the new lease guidance effective January 1, 2019 using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We elected the package of practical expedients which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. As of December 31, 2020, the adoption of the standard had no impact on the Company, as there were no leases in place longer than 12 months.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $79,991,051 and negative working capital of $682,144 at December 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new products and services to begin generating revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party

Notes Payable

From time to time, the Company has received short term loans from officers and directors as disclosed in Note 7 below. The Company has a total of $258,200 and $224,100 of note payable on the consolidated balance sheet as of December 31, 2020 and December 31, 2019, respectively. On October 28, 2019, the Company transferred the ownership of the 2017 Audi Q7 and Audi A4, valued at $46,609, to Nicole Breen as a repayment for her loans. $93,000 was recorded as a forgiveness on notes payable, and $46,391 recorded to additional paid-in capital. In March 2020, the Company received $22,000 loan from Nicole Breen, and from April 1, 2020 to June 30, 2020, the Company received an additional $37,500 loan from Nicole Breen. From August 1, 2020 to December 31, 2020, the Company received $4,600 loan from Nicole Breen and repaid her $30,000.

Services

Nicole M. Breen receives $1,500 a week in cash compensation for her services rendered to the Company.

Glenn E. Martin receives $8,000 a month in cash compensation for his services rendered to the Company.

Capital Contributions

The Company imputed interest on non-interest bearing, related party loans, resulting in a total of $0 and $0 of contributed capital during the nine months ended December 31, 2020 and 2019, respectively.

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

A total of $272,250 and $122,250 of officer compensation was unpaid and outstanding at December 31, 2020 and 2019, respectively.

Stock Options Issued for Services – related party

On February 1, 2018, in connection with executive employment agreements, the Company granted non-qualified options to purchase an aggregate of 6,000,000 shares of the Company’s common stock at the exercise price of $10.55 per share. The options shall become exercisable at the rate of 1/3 upon the six-month anniversary, 1/3 upon the one-year anniversary and 1/3 upon the second anniversary of the grant. The options were valued at $45,987,970 using the Black-Scholes option pricing model. The Company recognized expense of approximately, $2,015,911 relating to these options for the year ended December 31, 2020.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2020 and 2019, respectively:

Fair Value Measurements at December 31, 2019

	Level 1	Level 2	Level 3
Assets
Cash	$2,509	$-	$-
Total assets	$2,509	$-	$-
Liabilities
Notes payable, related parties		$224,100
Notes payable	$-	$167,263	$-
Total liabilities	$-	$391,363	$-
	$2,509	$391,363	$-

Fair Value Measurements at December 31, 2020

	Level 1	Level 2	Level 3
Assets
Cash	$12,629	$-	$-
Total assets	12,629	$-	$-
Liabilities
Notes payable, related parties		$258,200
Notes payable	$-	$115,191	$-
Total liabilities	$-	$373,391	$-
	$12,629	$373,391	$-

The fair values of our related party debts are deemed to approximate book value and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the years ended December 31, 2020 and 2019, respectively.

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

As of December 31, 2020, a total of $212,000 has been paid as a deposit for the Sugar Hill golf course property purchase.

Note 5 – Investment in Land and Property (continued)

The Company entered into Memorandum of Sale agreement for the Sugar Hill property with M&T Bank and the Referee to make payment of $10,000 per month commencing on February 1, 2020 and continuing on the 1st of each month until January 1, 2021 with a balloon payment of $272,167.73 on February 1, 2021. On January 18, 2021, the Company worked out an additional extension with the bank. Under the terms of that agreement, we agreed to pay $10,000 per month beginning February 1, 2021 until November 1, 2021, and then pay a balloon payment of approximately $172,000 due on or before December 1, 2021.

The property located on 169 Valley Vista was sold for $175,000 on September 25, 2020 with selling expenses of $11,410. The cost basis of the property was $104,950 and land was $11,692. $46,948 was recorded as gain on the sale. The Company received a check in the amount of $153,809.03 for the sale on September 25, 2020, and the check was deposited into a new bank account set up under Sangre AT, LLC on October 2, 2020, due to the property was purchased by Sangre AT, LLC in 2018.

Note 6 – Property and Equipment

Property and equipment consist of the following at December 31, 2020 and December 31, 2019, respectively:

	December 31,	December 31,
	2020	2019
Property improvements	$5,000	$5,000
Automobiles	0	0
Office equipment	4,933	4,933
Furniture & Fixtures	2,979	2,979
Lab equipment	65,769	65,769
Construction in progress	0	0
Land	124,708	136,400
Property (1)	1,759,292	1,887,802
Property and equipment, gross	1,962,681	2,102,883
Less accumulated depreciation	(441,918)	(322,498)
Property and equipment, net	$1,520,763	$1,780,385

(1)	In 2018, the Company purchased two properties in La Veta, Colorado. The property located on 169 Valley Vista was purchased for $140,000, and the property located on 1390 Mountain Valley Road was purchased for $1,200,000 (see Note 8). The property located on 169 Valley Vista was sold for $175,000 on September 25, 2020 and $46,948 was recorded as gain on the sale.

Depreciation and amortization expense totaled $145,797 and $159,424 for the years ended December 31, 2020 and 2019, respectively.

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

Amortization expense totaled $2,817 and $2,600 for the year ended December 31, 2020 and 2019, respectively.

Note 8 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at December 31, 2020 and December 31, 2019, respectively:

	December 31, 2020	December 31, 2019
On April 12, 2010, the Company received an unsecured, non-interest-bearing loan in the amount of $2,000, due on demand from Robert Leitzman. Interest is being imputed at the Company’s estimated borrowing rate, or 10% per annum. The largest aggregate amount outstanding was $2,000 during the periods ended December 31, 2019 and December 31, 2018. Mr. Leitzman owns less than 1% of the Company’s common stock, however, the Mr. Leitzman is deemed to be a related party given the non-interest-bearing nature of the loan and the materiality of the debt at the time of origination.	2,000	2,000

Over various dates in 2011 and 2012, the Company received unsecured loans in the aggregate amount of $10,000, due on demand, bearing interest at 10%, from Sandra Orman. The largest aggregate amount outstanding was $10,000 during the periods ended December 31, 2019 and December 31, 2018. Mrs. Orman owns less than 1% of the Company’s common stock, however, Mrs. Orman is deemed to be a related party given the nature of the loan and the materiality of the debt at the time of origination.	10,000	10,000

Over various dates from April 2019 to December 2020, the company received a total of $369,200 of advances, bearing interest at 5%, from Nicole Breen. A detailed list of advances and repayments follows. On October 28, 2019, the company’s vehicles valued at $93,000 were used as a repayment. In October 2020, the Company repaid Nicole $30,000.	246,200	212,100

Notes payable, related parties	$258,200	$224,100

The Company recorded interest expense in the amount of $20,231 and $9,264 for the year ended December 31, 2020 and 2019, respectively, including imputed interest expense in the amount of $18,554 and $0 during such periods related to notes payable, related parties.

Note 9 – Notes Payable

Note payable consist of the following at December 31, 2020 and December 31, 2019, respectively:

	December 31, 2020	December 31, 2019
On July 26, 2017, the Company issued a $475,000 note payable, bearing interest at 5% per annum, to A.R. Miller (“Miller Note”) pursuant to the purchase of land and property in La Veta, Colorado. The note is to be paid in four consecutive semi-annual installments in the amount of $118,750 plus accrued interest commencing on January 26, 2018 and continuing on the 26th day of July and the 26th day of January each year until the debt is repaid on July 26, 2019. The note carries a late fee of $5,937.50 in the event any installment payment is more than 30 days late, and upon default the interest rate shall increase to 12% per annum. During the three months ended March 31, 2018, the Company issued 125,000 shares of common stock, valued at $1,450,000 based on the closing price on the measurement date. Accordingly, the Company recorded a loss on extinguishment of $1,064,719.	$-	$-

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

On August 5, 2019, the Company entered into a promissory note, whereby the Company promises to pay Snell & Wilmer L.L.P the principal amount of $250,000, bearing interest at 2.5% per annum. The note is to be paid in consecutive monthly installments in the amount of $25,000, including accrued interest commencing on August 30, 2019, until the final balloon payment is paid on January 30, 2020. The promissory note is secured by the Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing with respect to the real property owned by Sangre located on 1390 Mountain Valley Road, La Veta, Colorado 81055. As of December 31, 2020, $145,861 has been paid to Snell & Wilmer.	$104,139	166,412

On various dates, the Company received advances from consultant, Patrick Brodnik, bearing 5% interest.	$11,052	851

	$115,191	$167,263

The Company recognized interest expense of $19,697 and $2,408 related to the note payables for the year ended December 31, 2020 and 2019, respectively.

During the year ended December 31, 2020, the Company issued 50,000 shares of common stock to Pearl Cohen Zedek Latzer, valued at $10,000 based on the closing price on the measurement date, to settle the full outstanding debt of $15,277. The Company recorded a gain on extinguishment of $5,277.

Note 10 – Commitments and Contingencies

On November 8, 2016, the Company entered into an agreement with Gregory DiPaolo’s Pro Am Golf, LLC to acquire improved property located in Westfield, New York. The total purchase price of $1,600,000 is to be paid with a deposit of 50,000 shares of common stock, followed by cash of $1,250,000 and 300,000 shares of the Company’s common stock to be delivered at closing. The deposit of 50,000 shares issued as a deposit was $42,500 based on the closing price of the Company’s common stock on the date of grant. Subsequently, we entered into an amended Purchase and Sale Agreement on October 24, 2017, under which we amended the total purchase price to Eight Hundred Thousand Dollars ($800,000) and forfeited our previous deposit of stock. Under the terms of the amended agreement, we paid an additional Ten Thousand Dollar ($10,000) deposit on October 26, 2017, with the remaining purchase price to be paid on or before the date closing date, which was scheduled on May 1, 2018. The property is approximately 43 acres and has unlimited water extraction rights from the State of New York. We had planned to use this property as our inroads to the New York hemp and infused beverage markets in the future. Since the property was in foreclosure it was put up for auction, which occurred on July 1, 2019. At the auction, we were the winning bidder with a bid of $597,000. Our prior deposit payment of $120,000 was credited towards the purchase price, and the remaining $477,000, was finally due on November 30, 2019, after several extensions (which cost us total of $40,000 to obtain). At the end of December 31, 2020, a total of $212,000 was issued as a deposit for the property. We were not able to meet that deadline, but in January 2020 we worked out an additional extension with the bank. Under the terms of the new agreement, we still owe approximately $392,000 to acquire the property. We have agreed to pay that amount in installment payments of $10,000 per month for six months beginning February 2020, with a balloon payment of approximately $332,000 due on or before August 3, 2020. We were not able to pay the balloon payment by the August 3, 2020 deadline, but on July 31, 2020 we worked out an additional extension with the bank. Under the terms of that agreement, we paid $10,000 in exchange for an additional extension and we owed approximately $332,000 to acquire the property. We agreed to pay that amount in installment payments of $10,000 per month for six months beginning September 2020, with a balloon payment of approximately $272,000 due on or before February 1, 2021. We made the six $10,000 monthly payments but were not able to pay the balloon payment by the February 1, 2021 deadline, but on January 18, 2021 we worked out an additional extension with the bank. Under the terms of that agreement, we agreed to pay $10,000 per month beginning February 1, 2021 until November 1, 2021, and then pay a balloon payment of approximately $172,000 due on or before December 1, 2021. These payments are in addition to the approximately $540,000 in payments we have already made. We made the $10,000 payments due on February 1, 2021 and March 1, 2021.

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

Note 10 – Commitments and Contingencies (continued)

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

Material Definitive Agreements

On May 1, 2018, we entered into a Fourth Addendum and a Fifth Addendum to agreement amending the “Closing Date” under the Agreement to August 1, 2018, in exchange for our payment of $50,000 as a non-refundable deposit to be applied against the purchase price when the property sale is completed and $10,000 for maintenance, tree removal and other grounds keeping in order to prepare the golf course for the 2018 season. The property is approximately 43 acres and has unlimited water extraction rights from the State of New York. We had planned to use this property as our inroads to the New York hemp and infused beverage markets in the future. Since the property was in foreclosure it was put up for auction, which occurred on July 1, 2019. At the auction, we were the winning bidder with a bid of $597,000. Our prior deposit payment of $120,000 was credited towards the purchase price, and the remaining $477,000, was finally due on November 30, 2019, after several extensions (which cost us total of $40,000 to obtain). We were not able to meet that deadline, but in January 2020 we worked out an additional extension with the bank. Under the terms of that agreement, we owed approximately $392,000 to acquire the property. We agreed to pay that amount in installment payments of $10,000 per month for six months beginning February 2020, with a balloon payment of approximately $332,000 due on or before August 3, 2020. We were not able to pay the balloon payment by the August 3, 2020 deadline, but on July 31, 2020 we worked out an additional extension with the bank. Under the terms of that agreement, we paid $10,000 in exchange for an additional extension and we owed approximately $332,000 to acquire the property. We agreed to pay that amount in installment payments of $10,000 per month for six months beginning September 2020, with a balloon payment of approximately $272,000 due on or before February 1, 2021. We made the six $10,000 monthly payments but were not able to pay the balloon payment by the February 1, 2021 deadline, but on January 18, 2021 we worked out an additional extension with the bank. Under the terms of that agreement, we agreed to pay $10,000 per month beginning February 1, 2021 until November 1, 2021, and then pay a balloon payment of approximately $172,000 due on or before December 1, 2021. These payments are in addition to the approximately $540,000 in payments we have already made. We made the $10,000 payments due on February 1, 2021 and March 1, 2021.

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

Legal Proceedings

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

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

2020 Common Stock Activity

Common Stock Sales (2020)

During the year ended December 31, 2020, the Company issued 1,350,000 shares of common stock for proceeds of $295,000.

Common Stock Issued for Services (2020)

During the year ended December 31, 2020, the Company agreed to issue an aggregate of 2,710,000 shares of common stock to consultants for services performed. The total fair value of common stock was $1,407,200 based on the closing price of the Company’s common stock earned on the measurement date.

Common Stock Issued for Debt Settlement (2020)

During the year ended December 31, 2020, the Company issued 50,000 shares of common stock to Pearl Cohen Zedek Latzer, valued at $10,000 based on the closing price on the measurement date, to settle the full outstanding debt of $15,277 Accordingly, the Company recorded a gain on extinguishment of $5,277.

Common Stock Cancellations

No common stocks were cancelled during the year ended December 31, 2020.

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

Note 12 – Common Stock Warrants and Options

Common Stock Warrants Granted (2020)

No common stock warrants were granted during the year ended December 31, 2020 and December 31, 2019.

Common Stock Warrants Expired (2020)

A total of 200,000 warrants expired during the year ended December 31, 2020.

Warrants Exercised (2020)

No warrants were exercised during the year ended December 31, 2020.

2019 Common Stock Warrant Activity

Common Stock Warrants Granted (2019)

No common stock warrants were granted during the year ended December 31, 2019.

Common Stock Warrants Exercised (2019)

No warrants were exercised during the year ended December 31, 2019.

Common Stock Warrants Expired (2019)

A total of 3,078,833 warrants expired during the year ended December 31, 2019.

Common Stock Options (2019)

On February 1, 2018, in connection with executive employment agreements, the Company granted non-qualified options to purchase an aggregate of 6,000,000 shares of the Company’s common stock at the exercise price of $10.55 per share. The options shall become exercisable at the rate of 1/3 upon the six-month anniversary, 1/3 upon the one-year anniversary and 1/3 upon the second anniversary of the grant. The options expire ten years from the date of grant. The options were valued at $45,753,000 using the Black-Scholes option pricing model. The Company recognized expense of approximately $22,770,662 relating to these options during the year ended December 31, 2019 and $2,015,911 during the year ended December 31, 2020.

The assumptions used in the Black-Scholes model are as follows:

For the period ended December 31, 2020
Risk-free interest rate	1.75%

Expected dividend yield	0%

Expected lives	10.0 years

Expected volatility	200%

A summary of the Company’s stock option activity and related information is as follows:

	For the Year Ended December 31, 2020 and 2019
	Number of	Average
	Shares	Price
Outstanding at the beginning of period	$-	$-
Granted	6,000,000	10.55
Exercised/Expired/Cancelled	-	-
Outstanding at the end of period	6,000,000	$10.55
Exercisable at the end of period	1,250,000	$10.55

Note 13 –Income Tax

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the years ended December 31, 2020 and 2019, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2020 and December 31, 2019, the Company had approximately $4,065,077 and $27,529,679 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company’s deferred tax asset are as follows:

December 31, 2020
Deferred tax assets:
Net operating loss carry forwards as of 12/31/2019	33,345,704
Estimated Tax Loss 2020	4,065,077
Add back shares for services	(2,015,911)
NOL Carry Forward Cumulative as of 12/31/2020	35,394,870
Statutory Tax Rate	21%
Deferred Tax Asset	7,432,923
Valuation	(7,432,923)
Net Deferred Tax Asset	-

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2020 and 2019, respectively.

Note 14 – Subsequent Events

On February 9, 2021 the Company issued 50,000 shares of common stock to Highland Business Services, Inc. for services performed.

On February 18, 2021 the Company issued 200,000 shares of common stock to Feinstein Law PC for services performed.

On February 23, 2021, the Company issued 150,000 shares of common stock to Lex Seabre in exchange for total proceeds of $45,000.

On February 23, 2021, the Company issued 150,000 shares of common stock to Wendy Seabre in exchange for total proceeds of $45,000.

On February 23, 2021 the Company issued 100,000 shares of common stock to Robert S. Wolkin for services performed.

On February 23, 2021 the Company issued 120,000 shares of common stock to Laura Emerson for services performed.

On February 23, 2021, the Company issued 120,000 shares of common stock to First Apex International for services performed.