Form 10-Q
period 2021-03-31
WEED, INC.
filed 2021-05-24
CIK 1393772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 19, 2021 there were 116,262,685 shares of common stock, $0.00001 par value, issued and outstanding.

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

The consolidated balance sheets as of March 31, 2021 (unaudited) and December 31, 2020, the consolidated statements of operations for the three months ended March 31, 2021 and 2020, the consolidated statement of stockholders equity (deficit) for the three months ended March 31, 2021, and the consolidated statements of cash flows for the three months ending March 31, 2021 and 2020, follow. The unaudited interim condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

WEED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

TABLE OF CONTENTS

WEED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$43,734	$12,629
Accounts Receivable	822	822
Prepaid expenses	26,189	29,683
Deposits - related party	50,000	-
Deposits	252,000	212,000

TOTAL CURRENT ASSETS	372,745	255,134

Land	124,708	124,708
Building	1,759,292	1,759,292
Computers & Equipment	77,415	73,681
Leasehold improvements	5,000	5,000
	1,966,415	1,962,681

Less: Accumulated depreciation	(474,626)	(441,918)

Property and equipment, net	1,491,789	1,520,763

Trademark	50,000	50,000
Less: Accumulated amortization	(7,550)	(6,900)
Trademark, net	42,450	43,100

TOTAL ASSETS	$1,906,984	$1,818,997

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$237,503	$241,977
Accrued expense	21,500	18,500
Accrued officer compensation	302,250	272,250
Accrued interest	30,437	30,437
Notes payable, related parties	287,200	258,200
Notes payable - in default	92,191	115,191
Due to officer	723	723

TOTAL CURRENT LIABILITIES	971,804	937,278

TOTAL LIABILITIES	971,804	937,278

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 200,000,000 authorized, 114,842,685 and 113,372,685 issued and outstanding, respectively	114,843	113,373
Additional paid-in capital	81,317,564	80,403,267
Subscription payable	466,250	356,250
Accumulated deficit	(80,962,795)	(79,991,051)
Accumulated other comprehensive loss:
Foreign currency translation	(682)	(120)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	935,180	881,719

TOTAL LIABILITIES & STOCKERHOLDERS’ EQUITY (DEFICIT)	$1,906,984	$1,818,997

The accompanying notes are an integral part of the condensed consolidated financial statements

WEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months
	Ended March 31,
	2021	2020
REVENUE	$-	-

OPERATING EXPENSES
General and administrative expenses	450,716	75,596
Professional fees	471,612	2,988,649
Depreciation & amortization	33,358	35,499

Total operating expenses	955,686	3,099,744

NET OPERATING LOSS	(955,686)	(3,099,744)

OTHER INCOME (EXPENSE)
Interest expense	(9,567)	(4,591)
Other expense	(6,491)	-

TOTAL OTHER INCOME (EXPENSE)	(16,058)	(4,591)

NET LOSS	$(971,744)	(3,104,335)

OTHER COMPREHENSIVE LOSS	(562)	(723)

COMPREHENSIVE LOSS	(972,306)	(3,105,058)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

Outstanding - basic and fully diluted	114,146,685	110,156,839

Net loss per share - basic and fully diluted	$(0.01)	(0.03)

The accompanying notes are an integral part of the condensed consolidated financial statements

WEED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months ended March 31, 2021
(UNAUDITED)

	Common Stock					Accumulated	Total
			Additional	Subscriptions	Accumulated	Other	Stockholders’
	Shares	Amount	Paid-In Capital	Payable	Deficit	Comprehensive	Equity
Balance, December 31, 2019	109,262,685	$109,263	$76,660,712	$356,250	$(75,925,974)	$(609)	$1,199,642

Common stock sold for cash	1,350,000	1,350	293,650	-	-	-	295,000

Common stock issued for services	2,710,000	2,710	1,404,490	-	-	-	1,407,200

Vesting of employee stock options	-	-	2,015,911	-	-	-	2,015,911

Shares issued for settlement of debt	50,000	50	9,950	-	-	-	10,000

Imputed Interest on RP Loans	-	-	18,554	-	-	-	18,554

Net loss	-	-	-	-	(4,065,077)	-	(4,065,077)

Other comprehensive income, net	-	-	-	-	-	489	489

Balance, December 31, 2020	113,372,685	$113,373	$80,403,267	$356,250	$(79,991,051)	(120)	$881,719

Common stock sold for cash	700,000	700	209,300	110,000	-	-	320,000

Common stock issued for services	770,000	770	695,430	-	-	-	696,200

Imputed Interest on RP Loans	-	-	9,567	-	-	-	9,567

Net loss	-	-	-	-	(971,744)	-	(971,744)

Other comprehensive income, net	-	-	-	-	-	(562)	(562)

Balance, March 31, 2021	114,842,685	$114,843	$81,317,564	$466,250	$(80,962,795)	(682)	$935,180

The accompanying notes are an integral part of the condensed consolidated financial statements

WEED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2021 and March 31, 2020
(UNAUDITED)

	For the Three
	Months Ended
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(971,744)	$(3,104,335)
Adjustments to reconcile net loss used in operating activities:
Depreciation and amortization	33,358	35,499
Imputed Interest on RP Loans	9,567	-
Estimated fair value of stock based compensation	-	2,015,911
Estimated fair value of shares issued for services	696,200	907,700
Decrease (increase) in assets
Prepaid expenses and deposits	(36,506)	(26,169)
Deposits - related party	(50,000)	-
Increase (decrease) in liabilities
Accounts Payable	(4,474)	26,076
Accrued expenses	33,000	44,061

NET CASH USED IN OPERATING ACTIVITIES	(290,599)	(101,257)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,734)	-

NET CASH USED IN INVESTING ACTIVITIES	(3,734)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Stock Payable	110,000	55,000
Proceeds from notes payable - related party	30,500	22,000
Proceeds from the sale of common stock	210,000	40,000
Proceeds on notes payable	-	1,306
Repayments on notes payable - related party	(1,500)	-
Repayments on notes payable	(23,000)	(14,040)

NET CASH PROVIDED BY FINANCING ACTIVITIES	326,000	104,266

NET CHANGE IN CASH	31,667	3,009

EFFECT OF EXCHANGE RATE ON CASH	(562)	(114)

CASH, BEGINNING OF PERIOD	12,629	2,509

CASH, END OF PERIOD	$43,734	$5,404

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year ended December 31:

Income taxes	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements

WEED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

Basis of Presentation:

The accompanying condensed consolidated balance sheet at December 31, 2020, has been derived from audited consolidated financial statements and the unaudited condensed consolidated financial statements as of March 31, 2021 and 2020 ( the “financial statements”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Registration Statement on Form S-1 for the year ended December 31, 2020 (the “2020 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01.

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

Revenue Recognition

On January 1, 2018, the Company adopted the new revenue recognition standard ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, using the cumulative effect (modified retrospective) approach. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings at the date of initial application. No cumulative-effect adjustment in retained earnings was recorded as the Company’s has no historical revenue. The impact of the adoption of the new standard was not material to the Company’s condensed consolidated financial statements. The Company did not earn revenue during the periods ended March 31, 2021 and 2020.  When the Company earns revenue, it will be recognized in accordance with FASB ASC 606 – Revenue from Contracts with Customers.

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

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. These expenses were $500 and $0 for the three months ended March 31, 2021 and 2020.

Note 1 – Nature of Business and Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15 Accounting for Implementation Costs Related to Cloud Computing or Hosting Arrangements. This standard provides authoritative guidance intended to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance also requires presentation of the capitalized implementation costs in the statement of financial position and in the statement of cash flows in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented, and the expense related to the capitalized implementation costs to be presented in the same line item in the statement of operations as the fees associated with the hosting element (service) of the arrangement. This guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods, with early adoption permitted. The Company has adopted this standard beginning January 1, 2020. The adoption of this standard has not had a significant impact on the Company’s results of operations, financial condition, cash flows, and financial statement disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. The standard requires lessees to recognize lease assets and lease liabilities on the consolidated balance sheet and requires expanded disclosures about leasing arrangements.

The Company adopted the new lease guidance effective January 1, 2019 using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We elected the package of practical expedients which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. The adoption of this standard has not had a significant impact on the Company’s results of operations, financial condition, cash flows, and financial statement disclosures. As of March 31, 2021, the adoption of the standard had no impact on the Company, as there were no leases that fall under the guidance.

In June 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this ASU has now become effective beginning January 1, 2019, and early adoption is permitted. The Company has adopted this standard beginning January 1, 2020. The adoption of this standard has not had a significant impact on the Company’s results of operations, financial condition, cash flows, and financial statement disclosures.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $80,962,795 and negative working capital of $599,059 at March 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new products and services to begin generating revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party

Notes Payable

From time to time, the Company has received short term loans from officers and directors as disclosed in Note 7 below. The Company has a total of $287,200 and $258,200 of note payable on the consolidated balance sheet as of March 31, 2021 and December 31, 2020, respectively. On October 28, 2019, the Company transferred the ownership of the 2017 Audi Q7 and Audi A4, valued at $46,609, to Nicole Breen as a repayment for her loans. $93,000 was recorded as a forgiveness on notes payable, and $46,391 recorded to additional paid-in capital. In March 2020, the Company received $22,000 loan from Nicole Breen, and from April 1, 2020 to June 30, 2020, the Company received an additional $37,500 loan from Nicole Breen. From August 1, 2020 to December 31, 2020, the Company received $4,600 loan from Nicole Breen and repaid her $30,000. From January 2021 to March 31, 2021, the Company received $30,500 loan from Nicole Breen and repaid her $1,500.

Services

Nicole M. Breen receives $1,500 a week in cash compensation for her services rendered to the Company.

Glenn E. Martin receives $8,000 a month in cash compensation for his services rendered to the Company.

Deposits

Glenn E. Martin made the deposit of $50,000 on the Thorne Ranch property under his name. There is an agreement between Glenn E, Martin and the Company that if the property closes, Glenn E. Martin will transfer the title and all rights to the Company.

Common Stock

A total of $302,250 and $272,250 of officer compensation was unpaid and outstanding at March 31, 2021 and 2020, respectively.

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

Note 4 – Fair Value of Financial Instruments (continued)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2021 and 2020, respectively:

Fair Value Measurements at December 31, 2020

	Level 1	Level 2	Level 3
Assets
Cash	$12,629	$-	$-
Total assets	$12,629	$-	$-
Liabilities
Notes payable, related parties		258,200
Notes payable	$-	$115,191	$-
Total liabilities	$-	$373,391	$-
	$12,629	$373,391	$-

Fair Value Measurements at March 31, 2021

	Level 1	Level 2	Level 3
Assets
Cash	$43,734	$-	$-
Total assets	43,734	$-	$-
Liabilities
Notes payable, related parties		$287,200
Notes payable	$-	$92,191	$-
Total liabilities	$-	$379,391	$-
	$43,734	$379,391	$-

The fair values of our related party debts are deemed to approximate book value and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the three months ended March 31, 2021 and the year ended December 31, 2020.

Note 5 – Investment in Land and Property

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

As of December 31, 2020, a total of $212,000 has been paid as a deposit for the Sugar Hill golf course property purchase. As of March 31, 2021, a total of $242,000 has been paid as a deposit for the Sugar Hill golf course property purchase.

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

Note 6 – Property and Equipment

Property and equipment consist of the following at March 31, 2020 and December 31, 2019, respectively:

	March 31,	December 31,
	2021	2020
Property improvements	$5,000	$5,000
Automobiles	0	0
Office equipment	8,667	4,933
Furniture & Fixtures	2,979	2,979
Lab equipment	65,769	65,769
Construction in progress	0	0
Land	124,718	124,708
Property (1)	1,759,292	1,759,292
Property and equipment, gross	1,966,415	1,962,681
Less accumulated depreciation	(474,626)	(441,918)
Property and equipment, net	$1,491,789	$1,520,763

(1)	In 2018, the Company purchased two properties in La Veta, Colorado. The property located on 169 Valley Vista was purchased for $140,000, and the property located on 1390 Mountain Valley Road was purchased for $1,200,000 (see Note 8). The property located on 169 Valley Vista was sold for $175,000 on September 25, 2020 and $46,948 was recorded as gain on the sale.

Depreciation expense totaled $32,708 and $34,849 for the years ended March 31, 202 and 2020, respectively.

Construction in progress in the amount of $499,695 was fully impaired due to the Company may not receive funds to complete the research facility center project. There was no work performed in 2021 and 2020.

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

Amortization expense totaled $650 and $650 for the three months ended March 31, 2021 and 2020, respectively.

Note 8 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at March 31, 2021 and December 31, 2020, respectively:

	March 31, 2021	December 31, 2020
On April 12, 2010, the Company received an unsecured, non-interest-bearing loan in the amount of $2,000, due on demand from Robert Leitzman. Interest is being imputed at the Company’s estimated borrowing rate, or 10% per annum. The largest aggregate amount outstanding was $2,000 during the periods ended December 31, 2019 and December 31, 2018. Mr. Leitzman owns less than 1% of the Company’s common stock, however, the Mr. Leitzman is deemed to be a related party given the non-interest-bearing nature of the loan and the materiality of the debt at the time of origination.	2,000	2,000

Over various dates in 2011 and 2012, the Company received unsecured loans in the aggregate amount of $10,000, due on demand, bearing interest at 10%, from Sandra Orman. The largest aggregate amount outstanding was $10,000 during the periods ended December 31, 2019 and December 31, 2018. Mrs. Orman owns less than 1% of the Company’s common stock, however, Mrs. Orman is deemed to be a related party given the nature of the loan and the materiality of the debt at the time of origination.	10,000	10,000

Over various dates from April 2019 to March 2021, the company received a net amount of $275,200 of advances, bearing interest at 5%, from Nicole Breen. On October 28, 2019, the company’s vehicles valued at $93,000 were used as a repayment.	275,200	246,200

Notes payable, related parties	$287,200	$258,200

The Company recorded interest expense in the amount of $6,982 and $2,979 for the three months ended March 31, 2021 and 2020, respectively, including imputed interest expense in the amount of $6,982 and $2,979 during such periods related to notes payable, related parties.

Note 9 – Notes Payable

Note payable consist of the following at March 31, 2021 and December 31, 2020, respectively:

	March 31, 2021	December 31, 2020
On August 5, 2019, the Company entered into a promissory note, whereby the Company promises to pay Snell & Wilmer L.L.P the principal amount of $250,000, bearing interest at 2.5% per annum. The note is to be paid in consecutive monthly installments in the amount of $25,000, including accrued interest commencing on August 30, 2019, until the final balloon payment is paid on January 30, 2020. The note is in default. The promissory note is secured by the Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing with respect to the real property owned by Sangre located on 1390 Mountain Valley Road, La Veta, Colorado 81055. As of March 31, 2021, $168,861 has been paid to Snell & Wilmer.	$81,139	104,139

On various dates, the Company received advances from consultant, Patrick Brodnik, bearing 5% interest.	$11,052	11,052

	$92,191	$115,191

The Company recognized interest expense of $2,585 and $1,041 related to the note payables for the three months ended March 31, 2021 and 2020, respectively.

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

Note 11 – Stockholders’ Equity (continued)

2021 Common Stock Activity

Common Stock Sales (2021)

During the quarter ended March 31, 2021, the Company issued 700,000 shares of common stock for proceeds of $210,000. 400,000 shares valued at $110,000 were not issued at March 31, 2020, and such amount has been included in subscriptions payable.

Common Stock Issued for Services (2021)

During the three months ended March 31, 2021, the Company agreed to issue an aggregate of 770,000 shares of common stock to consultants for services performed. The total fair value of common stock was $696,200 based on the closing price of the Company’s common stock earned on the measurement date.

Common Stock Cancellations

No common stocks were cancelled during the quarter ended March 31, 2021.

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

Note 12 – Common Stock Warrants and Options

Common Stock Warrants Granted (2021)

No common stock warrants were granted during the three months ended March 31, 2021 and December 31, 2020.

Warrants Exercised (2020)

No warrants were exercised during the three months ended March 31, 2021.

2020 Common Stock Warrant Activity

Common Stock Warrants Granted (2020)

No common stock warrants were granted during the year ended December 31, 2020 and December 31, 2019.

Common Stock Warrants Expired (2020)

A total of 200,000 warrants expired during the year ended December 31, 2020.

Warrants Exercised (2020)

No warrants were exercised during the year ended December 31, 2020.

Note 12 – Common Stock Warrants and Options (continued)

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

The assumptions used in the Black-Scholes model are as follows:

For the period ended March 31, 2021
Risk-free interest rate	1.75%

Expected dividend yield	0%

Expected lives	10.0 years

Expected volatility	200%

A summary of the Company’s stock option activity and related information is as follows:

	For the Three Months Ended March 31, 2020
	Number of	Average
	Shares	Price
Outstanding at the beginning of period	$6,000,000	$10.55
Granted	-	-
Exercised/Expired/Cancelled	-	-
Outstanding at the end of period	6,000,000	$10.55
Exercisable at the end of period	6,000,000	$10.55

	For the Three Months Ended March 31, 2021
	Number of	Average
	Shares	Price
Outstanding at the beginning of period	$6,000,000	$10.55
Granted	-	-
Exercised/Expired/Cancelled	-	-
Outstanding at the end of period	6,000,000	$10.55
Exercisable at the end of period	6,000,000	$10.55

Note 14 – Subsequent Events

On April 8, 2021 the Company issued 150,000 shares of common stock to Lex Seabre in exchange for total proceeds of $45,000.

On April 8, 2021 the Company issued 150,000 shares of common stock to Wendy Seabre in exchange for total proceeds of $45,000.

On April 8, 2021 the Company issued 60,000 shares of common stock to Bryan Emerson for services performed.

On April 8, 2021 the Company issued 60,000 shares of common stock to Great Point Capital LLC for services performed.

On April 30, 2021 the Company issued 100,000 shares of common stock to Lex Seabre in exchange for total proceeds of $30,000.

On April 30, 2021 the Company issued 100,000 shares of common stock to Wendy Seabre in exchange for total proceeds of $30,000.

On April 30, 2021 the Company issued 800,000 shares of common stock to Feinstein Law for services performed.

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

On July 26, 2017, we acquired a property located in La Veta, Colorado in order for Sangre to complete its 5-Year, $15+ million Cannabis Genomic Study. The site includes a 10,000+ sq. ft. building that will house Sangre’s genomic research facility, a 4,000+ square foot building for plant product analytics and plant product extraction, a 3,500 sq. ft. corporate office center, and 25 RV slots with full water and electric, which we plan to convert into a series of small research pods. Under the terms of the purchase agreement, we paid $525,000 down, along with 25,000 shares of our common stock, and Sangre took immediate possession of the property. We were obligated to pay an additional $400,000 in cash and issue an additional 75,000 shares of our common stock over the two next years in order to pay the entire purchase price. To date we have spent $354,000 renovating the property and an additional $400,000 on extraction and analytical lab equipment. We plan to complete the property renovations at an estimated cost of $300,000, if we raise sufficient funding. We will need additional extraction equipment and analytical lab equipment, totaling approximately $700,000. During the year ended December 31, 2019, construction in progress in the amount of $499,695 was fully impaired due to the fact we may not receive funds to complete the research facility center project. There was no work performed on the facility in 2019, 2020 or so far in 2021. We will need to raise additional funds in order to complete the planned renovations and pay the purchase price for the equipment.

We acquired the property in La Veta, Colorado in order to facilitate the expansion of the genomic studies and the development of new hybrid strains. We plan for the facility to undergo a re-design and renovation to convert the existing structures into a world-class genetics research center, once we have sufficient funds to proceed with the work.

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

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Results of Operations

	Three Months Ended March 31,
	2021	2020
Revenue	$-	$-

Operating expenses:

General and administrative	450,716	75,596
Professional fees	457,612	2,988,649
Depreciation and amortization	33,358	35,499
Total operating expenses	955,686	3,099,744

Net operating loss	(955,686)	(3,099,744)

Other income (expense)
Interest expense	(9,567)	(4,591)
Other expense	(6,491)	-

Net loss	$(971,744)	$(3,104,335)

Other Comprehensive Loss	(562)	(723)

Comprehensive Loss	$(972,306)	$(3,105,058)

Operating Loss; Net Loss

Our comprehensive loss decreased by $2,132,752, from ($3,105,058) to ($972,306), from the three months ended March 31, 2020 compared to the three months ended March 31, 2021. Our operating loss decreased by $2,144,058, from ($3,099,744) to ($955,686) for the same period. The decrease in net loss compared to the same period of the prior year is primarily a result of a significant decrease in professional fees, partially offset by an increase in general and administrative expenses and slight increases in our interest expense and other expense. These changes are detailed below.

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

General and Administrative Expenses

General and administrative expenses increased by $375,120, from $75,596 for the three months ended March 31, 2020 to $450,716 for the three months ended March 31, 2021, primarily due to increases in consulting services and fees.

Professional Fees

Our professional fees decreased by $2,517,037 during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Our professional fees were $457,612 for the three months ended March 31, 2021 and $2,988,649 for the three months ended March 31, 2020. These fees are largely related to fees paid for legal and accounting services, along with compensation to independent contractors, and decreased significantly primarily as a result of a decrease in the value of stock-based compensation awards due to our lower stock price. We expect these fees to vary quarter-to-quarter as our business and stock price fluctuate if we continue to use stock-based compensation. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization

During the three months ended March 31, 2021 we had depreciation and amortization expense of $33,358, compared to $35,499 in the three months ended March 31, 2020. Our depreciation and amortization expense primarily relates to our property and trademark acquisitions.

Interest Expense

Interest expense increased from $4,951 to $9,567 for the three months ended March 31, 2020 compared to the same period in 2020. Our interest expense primarily relates to notes payable from attorney and related parties.

Other Expense

During the three months ended March 31, 2021, we had other expense of $6,491, compared to $0 for the three months ended March 31, 2020. The other expense during the three months ended March 31, 2021 related to finance charges.

Liquidity and Capital Resources

Introduction

During the three months ended March 31, 2021, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of March 31, 2021 was $43,734 and our monthly cash flow burn rate was approximately $45,000. Our cash on hand was primarily proceeds from the sales of our securities. We currently do not believe we will be able to satisfy our cash needs from our revenues for many years to come.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2021 and December 31, 2020, respectively, are as follows:

	March 31, 2021	December 31, 2020	Change
Cash	$43,734	$12,629	$31,105
Total Current Assets	372,745	255,134	117,611
Total Assets	1,906,984	1,818,997	87,987
Total Current Liabilities	971,804	937,278	34,526
Total Liabilities	$971,804	$937,278	$34,526

Our total assets increased by $87,987 as of March 31, 2021 as compared to December 31, 2020. The increase in our total assets between the two periods was primarily attributed to increases in our cash and deposits, partially offset by a slight decrease in our prepaid expenses at March 31, 2021 compared to December 31, 2020.

Our current liabilities and total liabilities increased by $34,526, as of March 31, 2021 as compared to December 31, 2020. This increase was due to increases in accrued officer compensation, notes payable, related party, and accrued expenses, partially offset by decreases in accounts payable and in notes payable – in default.

In order to pay our obligations in full or in part when due, we will be required to raise capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available of $43,734 and $12,629 as of March 31, 2021 and December 31, 2020, respectively. Based on our revenues, cash on hand and current monthly burn rate of approximately $45,000, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $290,599 for the three months ended March 31, 2021, as compared to $101,257 for the three months ended March 31, 2020. For the period in 2021, the net cash used in operating activities consisted primarily of our net loss of ($971,744), adjusted by estimated value of shares issued for services of $696,200, depreciation and amortization of $33,358, and imputed interest on RP loans of $9,567, and adjusted by an increases assets of prepaid expenses and deposits of $36,506 and deposits – related party of $50,000, and decreases in liabilities of accounts payable of $4,474 and increases of liabilities of accrued expenses of $33,000. For the period in 2020, the net cash used in operating activities consisted primarily of our net loss of ($3,104,335), adjusted by estimated fair value of stock-based compensation of $2,015,911, estimated value of shares issued for services of $907,700, and depreciation and amortization of $35,499, and adjusted by an increase in prepaid expenses and other assets of $26,169, and increases in accounts payable of $26,076 and accrued expenses of $44,061.

Investments

For the three months ended March 31, 2021, we cash flows from investing activities of ($3,734). For the period in 2020, we did not have cash flows used in or from investing activities.

Financing

Our net cash provided by financing activities for the three months ended March 31, 2021 was $326,000, compared to $104,266 for the three months ended March 31, 2020. For the period in 2021, our financing activities related to proceeds from the sale of common stock of $210,000, proceeds from notes payable-related party of $30,500, and stock payable of $110,000, partially offset by repayments on notes payable of $23,000, and repayments on notes payable – related party of $1,500. For the period in 2020, our financing activities related to proceeds from the sale of common stock of $40,000, proceeds from notes payable of $1,306, proceeds from notes payable-related party of $22,000, and stock payable of $150,000, partially offset by repayments on notes payable of $14,040.

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

As of March 31, 2021, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2021 to the same extent they were not effective as of December 31, 2020.

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

During the three months ended March 31, 2021, we issued the following unregistered securities:

Common Stock Sales

During the three months ended March 31, 2021, we issued 700,000 shares of common stock for proceeds of $210,000. An additional 400,000 shares valued at $110,000 were not issued at March 31, 2021, and such amount has been included in subscriptions payable. The offering and sales were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make this determination we relied on the representations of the purchaser contained in the securities purchase agreements signed by the purchaser, which indicated the purchaser were knowledgeable about our management and our operations, were sophisticated investors, and understood the purchase was part of a private placement.

Common Stock Issued to Consultants

During the three months ended March 31, 2021, we agreed to issue an aggregate of 770,000 shares of our common stock to several unrelated consultants for services rendered. The shares were valued at $696,200. The issuances were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make that determination we relied on the representations of the purchasers contained in the agreements signed by the purchasers and the fact the consultants did work for the company and was familiar with the company, its operations and its management.

ITEM 3	Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4	Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5	Other Information

Status of New York Property

On October 24, 2017, we entered into an amended Purchase and Sale Agreement with Greg DiPaolo’s Pro Am Golf, LLC (“DiPaolo”), under which we agreed to purchase certain improved property located in Westfield, New York from DiPaolo for a total purchase price of Eight Hundred Thousand Dollars ($800,000). Under the terms of the agreement, we paid a Ten Thousand Dollar ($10,000) deposit on October 26, 2017, with the remaining purchase price to be paid on or before the date closing date, which was originally scheduled for February 1, 2018. On February 19, 2018, we entered into a Second Addendum to the Purchase and Sale Agreement extending the closing date to May 1, 2018 in exchange for payment of $8,750. On May 1, 2018, we entered into a Fourth Addendum and a Fifth Addendum to agreement amending the “Closing Date” under the Agreement to August 1, 2018, in exchange for our payment of $50,000 as a non-refundable deposit to be applied against the purchase price when the property sale is completed and $10,000 for maintenance, tree removal and other grounds keeping in order to prepare the golf course for the 2018 season. The property is approximately 43 acres and has unlimited water extraction rights from the State of New York. We had planned to use this property as our inroads to the New York hemp and infused beverage markets in the future. Since the property was in foreclosure it was put up for auction, which occurred on July 1, 2019. At the auction, we were the winning bidder with a bid of $597,000. Our prior deposit payment of $120,000 was credited towards the purchase price, and the remaining $477,000, was finally due on November 30, 2019, after several extensions (which cost us total of $40,000 to obtain). We were not able to meet that deadline, but in January 2020 we worked out an additional extension with the bank. Under the terms of the new agreement, we still owe approximately $392,000 to acquire the property. We have agreed to pay that amount in installment payments of $10,000 per month for six months beginning February 2020, with a balloon payment of approximately $332,000 due on or before August 3, 2020. These payments are in addition to the approximately $420,000 in payments we had already made. We made the six $10,000 monthly payments but were not able to pay the balloon payment by the August 3, 2020 deadline, but on July 31, 2020 we worked out an additional extension with the bank. Under the terms of that agreement, we paid $10,000 in exchange for an additional extension and we owed approximately $332,000 to acquire the property. We agreed to pay that amount in installment payments of $10,000 per month for six months beginning September 2020, with a balloon payment of approximately $272,000 due on or before February 1, 2021. We made the six $10,000 monthly payments but were not able to pay the balloon payment by the February 1, 2021 deadline, but on January 18, 2021 we worked out an additional extension with the bank. Under the terms of that agreement, we agreed to pay $10,000 per month beginning February 1, 2021 until November 1, 2021, and then pay a balloon payment of approximately $172,000 due on or before December 1, 2021. These payments are in addition to the approximately $540,000 in payments we have already made. We made the $10,000 payments due on February 1, 2021 - June 1, 2021. We need to raise funds in order to make the remaining scheduled payments.

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

WEED, Inc.

Dated: May 24, 2021		/s/ Glenn E. Martin
	By:	Glenn E. Martin
	Its:	President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer) (Principal Financial Officer)