Form 10-Q
period 2021-06-30
WEED, INC.
filed 2021-08-16
CIK 1393772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 16, 2021 there were 117,657,685 shares of common stock, $0.00001 par value, issued and outstanding.

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

The consolidated balance sheets as of June 30, 2021 (unaudited) and December 31, 2020, the consolidated statements of operations for the three and six months ended June 30, 2021 and 2020, the consolidated statement of stockholders equity (deficit) for the three and six months ended June 30, 2021, and the consolidated statements of cash flows for the six months ending June 30, 2021 and 2020, follow. The unaudited interim condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

WEED, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021

TABLE OF CONTENTS

WEED, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
ASSETS	(unaudited)

CURRENT ASSETS:
Cash	$38,602	$12,629
Accounts Receivable	822	822
Prepaid expenses	22,694	29,683
Deposits - related party	50,000	-
Deposits	222,000	212,000

TOTAL CURRENT ASSETS	334,118	255,134

Land	124,708	124,708
Building	1,759,292	1,759,292
Computers & Equipment	77,415	73,681
Leasehold improvements	5,000	5,000
	1,966,415	1,962,681

Less: Accumulated depreciation	(501,795)	(441,918)

Property and equipment, net	1,464,620	1,520,763

Trademark	50,000	50,000
Less: Accumulated amortization	(7,983)	(6,900)
Trademark, net	42,017	43,100

TOTAL ASSETS	$1,840,755	$1,818,997

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$254,411	$241,977
Accrued expense	10,500	18,500
Accrued officer compensation	312,250	272,250
Accrued interest	39,048	30,437
Notes payable, related parties	296,700	258,200
Notes payable - in default	75,822	115,191
Due to officer	723	723

TOTAL CURRENT LIABILITIES	989,454	937,278

TOTAL LIABILITIES	989,454	937,278

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 200,000,000 authorized, 117,657,685 and 113,372,685 issued and outstanding, respectively	117,658	113,373
Additional paid-in capital	82,578,558	80,403,267
Subscription Stock Receivable	(40,000)	-
Subscription payable	386,250	356,250
Accumulated deficit	(82,190,558)	(79,991,051)
Accumulated other comprehensive loss:
Foreign currency translation	(607)	(120)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	851,301	881,719

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$1,840,755	$1,818,997

The accompanying notes are an integral part of the condensed consolidated financial statements

WEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
REVENUE	$-	-	-	-

OPERATING EXPENSES
General and administrative expenses	76,765	73,087	527,481	148,683
Professional fees	1,103,244	442,163	1,574,856	3,430,812
Depreciation & amortization	27,603	41,224	60,961	76,723

Total operating expenses	1,207,612	556,474	2,163,298	3,656,218

NET OPERATING LOSS	(1,207,612)	(556,474)	(2,163,298)	(3,656,218)

OTHER INCOME (EXPENSE)
Interest expense	(17,233)	(18,039)	(26,800)	(22,630)
Other expense	(2,918)	-	(9,409)	-

TOTAL OTHER INCOME (EXPENSE)	(20,151)	(18,039)	(36,209)	(22,630)

NET LOSS	$(1,227,763)	(574,513)	(2,199,507)	(3,678,848)

OTHER COMPREHENSIVE LOSS	75.00	98	(487)	(625)

COMPREHENSIVE LOSS	(1,227,688)	(574,415)	(2,199,994)	(3,679,473)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

Outstanding - basic and fully diluted	116,077,630	111,171,037	115,152,022	110,663,938

Net loss per share - basic and fully diluted	$(0.01)	(0.01)	(0.02)	(0.03)

The accompanying notes are an integral part of the condensed consolidated financial statements

WEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Six Months ended June 30, 2021
(UNAUDITED)

	Common Stock						Accumulated	Total
			Additional	Subscriptions	Subscriptions	Accumulated	Other	Stockholders’
	Shares	Amount	Paid-In Capital	Payable	Receivable	Deficit	Comprehensive	Equity
Balance, December 31, 2019	109,262,685	$109,263	$76,660,712	$356,250	$-	$(75,925,974)	$(609)	$1,199,642
Common stock sold for cash	1,350,000	1,350	293,650	-	-	-	-	295,000
Common stock issued for services	2,710,000	2,710	1,404,490	-	-	-	-	1,407,200
Vesting of employee stock options	-	-	2,015,911	-	-	-	-	2,015,911
Shares issued for settlement of debt	50,000	50	9,950	-	-	-	-	10,000
Imputed Interest on RP Loans	-	-	18,554	-	-	-	-	18,554
Net loss	-	-	-	-	-	(4,065,077)	-	(4,065,077)
Other comprehensive income, net	-	-	-	-	-	-	489	489
Balance, December 31, 2020	113,372,685	$113,373	$80,403,267	$356,250	$-	$(79,991,051)	$(120)	$881,719

Common stock sold for cash	700,000	700	209,300	110,000	-	-	-	320,000
Common stock issued for services	770,000	770	695,430	-	-	-	-	696,200
Imputed Interest on RP Loans	-	-	9,567	-	-	-	-	9,567
Net loss	-	-	-	-	-	(971,744)	-	(971,744)
Other comprehensive income, net	-	-	-	-	-	-	(562)	(562)
Balance, March 31, 2021	114,842,685	$114,843	$81,317,564	$466,250	$-	$(80,962,795)	$(682)	$935,180

Common stock sold for cash	800,000	800	209,200	(80,000)	(40,000)	-	-	90,000
Common stock issued for services	2,015,000	2,015	1,045,135	-	-	-	-	1,047,150
Imputed Interest on RP Loans	-	-	6,659	-	-	-	-	6,659
Net loss	-	-	-	-	-	(1,227,763)	-	(1,227,763)
Other comprehensive income, net	-	-	-	-	-	-	75	75
Balance, June 30, 2021	117,657,685	$117,658	$82,578,558	$386,250	$(40,000)	$(82,190,558)	$(607)	$851,301

The accompanying notes are an integral part of the condensed consolidated financial statements

WEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2021 and June 30, 2020
(UNAUDITED)

	For the Six Months Ended
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,199,507)	$(3,678,848)
Adjustments to reconcile net loss used in operating activities:
Depreciation and amortization	60,961	76,723
Imputed Interest on RP Loans	16,226	12,198
Estimated fair value of stock based compensation	-	2,015,911
Estimated fair value of shares issued for services	1,743,350	1,307,700
Decrease (increase) in assets
Prepaid expenses and deposits	6,989	(42,337)
Deposits - related party	(60,000)	-
Increase (decrease) in liabilities
Accounts Payable	12,433	51,105
Accrued expenses	40,611	88,305

NET CASH USED IN OPERATING ACTIVITIES	(378,937)	(169,243)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,734)	-

NET CASH USED IN INVESTING ACTIVITIES	(3,734)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Stock Payable	30,000	40,000
Proceeds from notes payable - related party	-	59,500
Proceeds from the sale of common stock	380,000	95,000
Proceeds on notes payable	38,500	2,328
Repayments on notes payable - related party	-	-
Repayments on notes payable	(39,369)	(22,060)

NET CASH PROVIDED BY FINANCING ACTIVITIES	409,131	174,768

NET CHANGE IN CASH	26,460	5,525

EFFECT OF EXCHANGE RATE ON CASH	(487)	(16)

CASH, BEGINNING OF PERIOD	12,629	2,509

CASH, END OF PERIOD	$38,602	$8,018

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year ended December 31:

Income taxes	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:

Shares issued from subscription payable	$-	$55,000

The accompanying notes are an integral part of the condensed consolidated financial statements

WEED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

Basis of Presentation:

The accompanying condensed consolidated balance sheet at December 31, 2020, has been derived from audited consolidated financial statements and the unaudited condensed consolidated financial statements as of June 30, 2021 and 2020 ( the “financial statements”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Registration Statement on Form S-1 for the year ended December 31, 2020 (the “2020 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01.

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

Revenue Recognition

The Company is using the revenue recognition standard ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, and using the cumulative effect (modified retrospective) approach. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings at the date of initial application. No cumulative-effect adjustment in retained earnings was recorded as the Company’s has no historical revenue. The impact of the adoption of the new standard was not material to the Company’s condensed consolidated financial statements. The Company did not earn revenue during the periods ended June 30, 2021 and 2020.  When the Company earns revenue, it will be recognized in accordance with FASB ASC 606 – Revenue from Contracts with Customers.

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

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. These expenses were $500 and $0 for the six months ended June 30, 2021 and 2020.

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

In February 2016, the FASB issued ASU 2016-02, Leases. The standard requires lessees to recognize lease assets and lease liabilities on the consolidated balance sheet and requires expanded disclosures about leasing arrangements. The Company adopted the new lease guidance effective January 1, 2019 using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We elected the package of practical expedients which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. As of June 30, 2021, the adoption of the standard had no impact on the Company, as there were no leases in place longer than 12 months.

In June 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this ASU has now become effective beginning January 1, 2019, and early adoption is permitted. The Company has adopted this standard beginning January 1, 2019. The adoption of this standard has not had a significant impact on the Company’s results of operations, financial condition, cash flows, and financial statement disclosures.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $82,190,558 and negative working capital of $655,336 at June 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new products and services to begin generating revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party

Notes Payable

From time to time, the Company has received short term loans from officers and directors as disclosed in Note 7 below. The Company has a total of $296,700 and $258,200 of note payable on the consolidated balance sheet as of June 30, 2021 and December 31, 2020, respectively. On October 28, 2019, the Company transferred the ownership of the 2017 Audi Q7 and Audi A4, valued at $46,609, to Nicole Breen as a repayment for her loans. $93,000 was recorded as a forgiveness on notes payable, and $46,391 recorded to additional paid-in capital. In March 2020, the Company received $22,000 loan from Nicole Breen, and from April 1, 2020 to June 30, 2020, the Company received an additional $37,500 loan from Nicole Breen. From August 1, 2020 to December 31, 2020, the Company received $4,600 loan from Nicole Breen and repaid her $30,000. From January 2021 to March 31, 2021, the Company received $30,500 loan from Nicole Breen and repaid her $1,500. From April 2021 to June 2021, the Company received $8,000 loan from Nicole Breen.

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

Common Stock

A total of $312,250 and $272,250 of officer compensation was unpaid and outstanding at June 30, 2021 and 2020, respectively.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2021 and 2020, respectively:

Fair Value Measurements at December 31, 2020

	Level 1	Level 2	Level 3
Assets
Cash	$12,629	$-	$-
Total assets	$12,629	$-	$-
Liabilities
Notes payable, related parties		258,200
Notes payable	$-	$115,191	$-
Total liabilities	$-	$373,391	$-
	$12,629	$373,391	$-

Fair Value Measurements at June 30, 2021

	Level 1	Level 2	Level 3
Assets
Cash	$38,602	$-	$-
Total assets	38,602	$-	$-
Liabilities
Notes payable, related parties		$296,700
Notes payable	$-	$75,822	$-
Total liabilities	$-	$372,522	$-
	$38,602	$372,522	$-

The fair values of our related party debts are deemed to approximate book value and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the six months ended June 30, 2021 and the year ended December 31, 2020.

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

Note 6 – Property and Equipment

Property and equipment consist of the following at June 30, 2021 and December 31, 2020, respectively:

	June 30,	December 31,
	2021	2020
Property improvements	$5,000	$5,000
Automobiles	0	0
Office equipment	8,667	4,933
Furniture & Fixtures	2,979	2,979
Lab equipment	65,769	65,769
Construction in progress	0	0
Land	124,708	124,708
Property (1)	1,759,292	1,759,292
Property and equipment, gross	1,966,415	1,962,681
Less accumulated depreciation	(501,795)	(441,918)
Property and equipment, net	$1,464,620	$1,520,763

(1)	In 2018, the Company purchased two properties in La Veta, Colorado. The property located on 169 Valley Vista was purchased for $140,000, and the property located on 1390 Mountain Valley Road was purchased for $1,200,000 (see Note 8). The property located on 169 Valley Vista was sold for $175,000 on September 25, 2020 and $46,948 was recorded as gain on the sale..

Depreciation expense totaled $59,877 and $75,423 for the years ended June 30, 2021 and 2020, respectively.

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

Amortization expense totaled $1,083 and $1,300 for the three months ended June 30, 2021 and 2020, respectively.

Note 8 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at June 30, 2021 and December 31, 2020, respectively:

	June 30, 2021	December 31, 2020
On April 12, 2010, the Company received an unsecured, non-interest-bearing loan in the amount of $2,000, due on demand from Robert Leitzman. Interest is being imputed at the Company’s estimated borrowing rate, or 10% per annum. The largest aggregate amount outstanding was $2,000 during the periods ended December 31, 2019 and December 31, 2018. Mr. Leitzman owns less than 1% of the Company’s common stock, however, the Mr. Leitzman is deemed to be a related party given the non-interest-bearing nature of the loan and the materiality of the debt at the time of origination.	2,000	2,000

Over various dates in 2011 and 2012, the Company received unsecured loans in the aggregate amount of $10,000, due on demand, bearing interest at 10%, from Sandra Orman. The largest aggregate amount outstanding was $10,000 during the periods ended December 31, 2019 and December 31, 2018. Mrs. Orman owns less than 1% of the Company’s common stock, however, Mrs. Orman is deemed to be a related party given the nature of the loan and the materiality of the debt at the time of origination.	10,000	10,000

Over various dates from April 2019 to June 2021, the company received a net amount of $284,700 of advances, bearing interest at 5%, from Nicole Breen. On October 28, 2019, the company’s vehicles valued at $93,000 were used as a repayment.	284,700	246,200

Notes payable, related parties	$296,700	$258,200

The Company recorded interest expense in the amount of $26,800 and $22,630 for the six months ended June 30, 2021 and 2020, respectively, including imputed interest expense in the amount of $8,017 and $2,979 during such periods related to notes payable, related parties.

Note 9 – Notes Payable

Note payable consist of the following at June 30, 2021 and December 31, 2020, respectively:

	June 30, 2021	December 31, 2020

On August 5, 2019, the Company entered into a promissory note, whereby the Company promises to pay Snell & Wilmer L.L.P the principal amount of $250,000, bearing interest at 2.5% per annum. The note is to be paid in consecutive monthly installments in the amount of $25,000, including accrued interest commencing on August 30, 2019, until the final balloon payment is paid on January 30, 2020. The note is in default. The promissory note is secured by the Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing with respect to the real property owned by Sangre located on 1390 Mountain Valley Road, La Veta, Colorado 81055. As of June, 2021, $185,230 has been paid to Snell & Wilmer.
	$64,770	104,139

On various dates, the Company received advances from consultant, Patrick Brodnik, bearing 5% interest.	$11,052	11,052

	$75,822	$115,191

The Company recognized interest expense of $1,338 and $10,237 related to the note payables for the six months ended June 30, 2021 and 2020, respectively.

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

These payments are in addition to the approximately $540,000 in payments we have already made. We made the $10,000 payments due on February 1, 2021, March 1, 2021, May 25th, 2021, and June 22nd, 2021.

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

2021 Common Stock Activity

Common Stock Sales (2021)

During the period ended June 30, 2021, the Company issued 1,500,000 shares of common stock for proceeds of $410,000. 150,000 shares valued at $30,000 were not issued at June 30, 2021, and such amount has been included in subscriptions payable. 200,000 shares valued at $40,000 were issued during the period ended June 30, 2021, and the amount has been recorded in the subscription receivable.

Common Stock Issued for Services (2021)

During the six months ended June 30, 2021, the Company agreed to issue an aggregate of 2,785,000 shares of common stock to consultants for services performed. The total fair value of common stock was $1,743,350 based on the closing price of the Company’s common stock earned on the measurement date.

Common Stock Cancellations

No common stocks were cancelled during the quarter ended June 30, 2021.

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

Note 12 – Common Stock Warrants and Options

Common Stock Warrants Granted (2021)

No common stock warrants were granted during the six months ended June 30, 2021 and December 31, 2020.

Warrants Exercised (2020)

No warrants were exercised during the six months ended June 30, 2021.

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

The assumptions used in the Black-Scholes model are as follows:

For the period ended June 30, 2021
Risk-free interest rate	1.75%

Expected dividend yield	0%

Expected lives	10 years

Expected volatility	200%

A summary of the Company’s stock option activity and related information is as follows:

	For the Six Months Ended June 30, 2020
	Number of	Average
	Shares	Price
Outstanding at the beginning of period	$-	$-
Granted	6,000,000	10.55
Exercised/Expired/Cancelled	-	-
Outstanding at the end of period	6,000,000	$10.55
Exercisable at the end of period	1,250,000	$10.55

	For the Six Months Ended June 30, 2021
	Number of	Average
	Shares	Price
Outstanding at the beginning of period	$-	$-
Granted	6,000,000	10.55
Exercised/Expired/Cancelled	-	-
Outstanding at the end of period	6,000,000	$10.55
Exercisable at the end of period	1,250,000	$10.55

Note 13 – Subsequent Events

On August 11, 2021 the Company received $20,000 from Wendy Seabre to paid off the subscription receivable.

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

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Results of Operations

	Three Months Ended June 30,
	2021	2020
Revenue	$-	$-

Operating expenses:

General and administrative	76,765	73,087
Professional fees	1,103,244	442,163
Depreciation and amortization	27,603	41,224
Total operating expenses	1,207,612	556,474

Net operating loss	(1,207,612)	(556,474)

Other income (expense)
Interest expense	(17,233)	(18,039)
Other expense	(2,918)	-

Net loss	$(1,227,763)	$(574,513)

Other Comprehensive Loss	75	98

Comprehensive Loss	$(1,227,688)	$(574,415)

Operating Loss; Net Loss

Our comprehensive loss increased by $653,273, from ($574,415) to ($1,227,688), from the three months ended June 30, 2020 compared to the three months ended June 30, 2021. Our operating loss increased by $651,138, from ($556,474) to ($1,207,612) for the same period. The increase in net loss compared to the same period of the prior year is primarily a result of a significant increase in professional fees, partially offset by a decrease in depreciation and amortization. These changes are detailed below.

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

General and Administrative Expenses

General and administrative expenses increased by $3,678, from $73,087 for the three months ended June 30, 2020 to $76,765 for the three months ended June 30, 2021, primarily due to a slight increase in consulting services and fees.

Professional Fees

Our professional fees increased by $661,081 during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Our professional fees were $1,103,244 for the three months ended June 30, 2021 and $442,163 for the three months ended June 30, 2020. These fees are largely related to fees paid for legal and accounting services, along with compensation to independent contractors, and increased significantly primarily as a result of an increase in the value of stock-based compensation awards due to issuing shares for services during the period. We expect these fees to vary quarter-to-quarter as our business and stock price fluctuate if we continue to use stock-based compensation. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization

During the three months ended June 30, 2021 we had depreciation and amortization expense of $27,603, compared to $41,224 in the three months ended June 30, 2020. Our depreciation and amortization expense primarily relates to our property and trademark acquisitions.

Interest Expense

Interest expense decreased from $18,039 to $17,233 for the three months ended June 30, 2020 compared to the same period in 2021. Our interest expense primarily relates to notes payable from attorney and related parties.

Other Expense

During the three months ended June 30, 2021, we had other expense of $2,918, compared to $0 for the three months ended June 30, 2020. The other expense during the three months ended June 30, 2021 related to finance charges.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Results of Operations

	Six Months Ended June 30,
	2021	2020
Revenue	$-	$-

Operating expenses:

General and administrative	527,481	148,683
Professional fees	1,574,856	3,430,812
Depreciation and amortization	60,961	76,723
Total operating expenses	2,163,298	3,656,218

Net operating loss	(2,163,298)	(3,656,218)

Other income (expense)
Interest expense	(28,800)	(22,630)
Other expense	(9,409)	-

Net loss	$(2,199,507)	$(3,678,848)

Other Comprehensive Loss	(487)	(625)

Comprehensive Loss	$(2,199,994)	$(3,679,473)

Operating Loss; Net Loss

Our comprehensive loss decreased by $1,479,479 , from ($3,679,473) to ($2,199,994), from the six months ended June 30, 2020 compared to the six months ended June 30, 2021. Our operating loss decreased by $1,492,920, from ($3,656,218) to ($2,163,298) for the same period. The decrease in net loss compared to the same period of the prior year is primarily a result of a significant decrease in professional fees, partially offset by an increase in general and administrative expenses. These changes are detailed below.

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

General and Administrative Expenses

General and administrative expenses increased by $378,798, from $148,683 for the six months ended June 30, 2020 to $527,481 for the six months ended June 30, 2021, primarily due to a increases in consulting services and fees.

Professional Fees

Our professional fees decreased by $1,855,956 during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Our professional fees were $1,574,856 for the six months ended June 30, 2021 and $3,430,812 for the six months ended June 30, 2020. These fees are largely related to fees paid for legal and accounting services, along with compensation to independent contractors, and decreased significantly primarily as a result of a decrease in the value of stock-based compensation awards due to our declining stock price. We expect these fees to vary quarter-to-quarter as our business and stock price fluctuate if we continue to use stock-based compensation. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization

During the six months ended June 30, 2021 we had depreciation and amortization expense of $60,961, compared to $76,723 in the six months ended June 30, 2020. Our depreciation and amortization expense primarily relates to our property and trademark acquisitions.

Interest Expense

Interest expense increased from $22,630 to $26,800 for the six months ended June 30, 2020 compared to the same period in 2021. Our interest expense primarily relates to notes payable from attorney and related parties.

Other Expense

During the six months ended June 30, 2021, we had other expense of $9,409, compared to $0 for the six months ended June 30, 2020. The other expense during the six months ended June 30, 2021 related to finance charges.

Liquidity and Capital Resources

Introduction

During the six months ended June 30, 2021, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of June 30, 2021 was $43,734 and our monthly cash flow burn rate was approximately $45,000. Our cash on hand was primarily proceeds from the sales of our securities. We currently do not believe we will be able to satisfy our cash needs from our revenues for many years to come.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2021 and December 31, 2020, respectively, are as follows:

	June 30, 2021	December 31, 2020	Change

Cash	$38,602	$12,629	$25,973
Total Current Assets	334,118	255,134	78,984
Total Assets	1,840,755	1,818,997	21,758
Total Current Liabilities	989,454	937,278	52,176
Total Liabilities	$989,454	$937,278	$52,176

Our total assets increased by $21,758 as of June 30, 2021 as compared to December 31, 2020. The increase in our total assets between the two periods was primarily attributed to increases in our cash and deposits, partially offset by a decrease in our prepaid expenses at June 30, 2021 compared to December 31, 2020.

Our current liabilities and total liabilities increased by $52,176, as of June 30, 2021 as compared to December 31, 2020. This increase was due to increases in accrued officer compensation, accounts payable, accrued interest, and notes payable, related party, partially offset by decreases in accrued expenses and in notes payable – in default.

In order to pay our obligations in full or in part when due, we will be required to raise capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available of $38,602 and $12,629 as of June 30, 2021 and December 31, 2020, respectively. Based on our revenues, cash on hand and current monthly burn rate of approximately $45,000, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $378,937 for the six months ended June 30, 2021, as compared to $169,243 for the six months ended June 30, 2020. For the period in 2021, the net cash used in operating activities consisted primarily of our net loss of ($2,199,507), adjusted by estimated value of shares issued for services of $1,743,350, depreciation and amortization of $60,691, and imputed interest on RP loans of $16,226, and adjusted by an increase assets of deposits – related party of $60,000, decrease in assets of prepaid expenses and deposits of $6,989, and increases in liabilities of accounts payable of $12,433 and accrued expenses of $40,611. For the period in 2020, the net cash used in operating activities consisted primarily of our net loss of ($3,678,848), adjusted by estimated fair value of stock-based compensation of $2,015,911, estimated value of shares issued for services of $1,307,700, depreciation and amortization of $76,723, and imputed interest on RP loans of $12,198, and adjusted by an increase in assets of prepaid expenses and other assets of $42,337, and increases in liabilities of accounts payable of $51,105 and accrued expenses of $88,305.

Investments

For the six months ended June 30, 2021, we cash flows from investing activities of ($3,734). For the period in 2020, we did not have cash flows used in or from investing activities.

Financing

Our net cash provided by financing activities for the six months ended June 30, 2021 was $409,131, compared to $174,768 for the six months ended June 30, 2020. For the period in 2021, our financing activities related to proceeds from the sale of common stock of $380,000, proceeds from notes payable-related party of $38,500, and stock payable of $30,000, partially offset by repayments on notes payable of $39,369. For the period in 2020, our financing activities related to proceeds from the sale of common stock of $95,000, proceeds from notes payable of $2,328, proceeds from notes payable-related party of $59,500, and stock payable of $40,000, partially offset by repayments on notes payable of $22,060.

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

As of June 30, 2021, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2021 to the same extent they were not effective as of December 31, 2020.

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

During the six months ended June 30, 2021, we issued the following unregistered securities:

Common Stock Sales

During the six months ended June 30, 2021, we issued 1,500,000 shares of common stock for proceeds of $410,000. 150,000 shares valued at $40,000 were not issued at June 30, 2021, and such amount has been included in subscriptions payable. The offering and sales were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make this determination we relied on the representations of the purchaser contained in the securities purchase agreements signed by the purchaser, which indicated the purchaser were knowledgeable about our management and our operations, were sophisticated investors, and understood the purchase was part of a private placement.

Common Stock Issued to Consultants

During the six months ended June 30, 2021, we issued an aggregate of 2,785,000 shares of common stock to consultants for services performed. The total fair value of common stock was $1,743,350 based on the closing price of our common stock earned on the measurement date. The issuances were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make that determination we relied on the representations of the purchasers contained in the agreements signed by the purchasers and the fact the consultants did work for the company and was familiar with the company, its operations and its management.

ITEM 3	Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4	Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5	Other Information

Status of New York Property

On October 24, 2017, we entered into an amended Purchase and Sale Agreement with Greg DiPaolo’s Pro Am Golf, LLC (“DiPaolo”), under which we agreed to purchase certain improved property located in Westfield, New York from DiPaolo for a total purchase price of Eight Hundred Thousand Dollars ($800,000). Under the terms of the agreement, we paid a Ten Thousand Dollar ($10,000) deposit on October 26, 2017, with the remaining purchase price to be paid on or before the date closing date, which was originally scheduled for February 1, 2018. On February 19, 2018, we entered into a Second Addendum to the Purchase and Sale Agreement extending the closing date to May 1, 2018 in exchange for payment of $8,750. On May 1, 2018, we entered into a Fourth Addendum and a Fifth Addendum to agreement amending the “Closing Date” under the Agreement to August 1, 2018, in exchange for our payment of $50,000 as a non-refundable deposit to be applied against the purchase price when the property sale is completed and $10,000 for maintenance, tree removal and other grounds keeping in order to prepare the golf course for the 2018 season. The property is approximately 43 acres and has unlimited water extraction rights from the State of New York. We had planned to use this property as our inroads to the New York hemp and infused beverage markets in the future. Since the property was in foreclosure it was put up for auction, which occurred on July 1, 2019. At the auction, we were the winning bidder with a bid of $597,000. Our prior deposit payment of $120,000 was credited towards the purchase price, and the remaining $477,000, was finally due on November 30, 2019, after several extensions (which cost us total of $40,000 to obtain). We were not able to meet that deadline, but in January 2020 we worked out an additional extension with the bank. Under the terms of the new agreement, we still owe approximately $392,000 to acquire the property. We have agreed to pay that amount in installment payments of $10,000 per month for six months beginning February 2020, with a balloon payment of approximately $332,000 due on or before August 3, 2020. These payments are in addition to the approximately $420,000 in payments we had already made. We made the six $10,000 monthly payments but were not able to pay the balloon payment by the August 3, 2020 deadline, but on July 31, 2020 we worked out an additional extension with the bank. Under the terms of that agreement, we paid $10,000 in exchange for an additional extension and we owed approximately $332,000 to acquire the property. We agreed to pay that amount in installment payments of $10,000 per month for six months beginning September 2020, with a balloon payment of approximately $272,000 due on or before February 1, 2021. We made the six $10,000 monthly payments but were not able to pay the balloon payment by the February 1, 2021 deadline, but on January 18, 2021 we worked out an additional extension with the bank. Under the terms of that agreement, we agreed to pay $10,000 per month beginning February 1, 2021 until November 1, 2021, and then pay a balloon payment of approximately $172,000 due on or before December 1, 2021. These payments are in addition to the approximately $540,000 in payments we have already made. We made the $10,000 payments due on February 1, 2021 – August 1, 2021. We need to raise funds in order to make the remaining scheduled payments.

ITEM 6	Exhibits

Item No.	Description
3.1 (1)	Articles of Incorporation of WEED, Inc.

3.2 (1)	Bylaws of WEED, Inc.

10.1 (1)	Share Exchange Agreement by and between WEED, Inc. and Sangre AT, LLC dated April 20, 2017

10.2 (1)	Promissory Note dated July 26, 2017 issued to A.R. Miller for acquisition of La Veta, CO Property

10.3 (1)	Deed of Trust dated July 26, 2017 related to acquisition of La Veta, CO Property

10.4 (2)	Form of Securities Purchase Agreement

10.5 (2)	Form of Warrant Agreement

10.6 (2)	Purchase and Sale Agreement by and between WEED, Inc. and Greg DiPaolo’s Pro Am Golf, LLC dated October 24, 2017

10.7 (3)	Amendment No. 1 to Promissory Note by and between WEED, Inc. and A.R. Miller dated January 12, 2018

10.8 (3)	Amended & Restated Employment Agreement with Glenn E. Martin dated February 1, 2018

10.9 (3)	Amended & Restated Employment Agreement with Nicole M. Breen dated February 1, 2018

10.10 (3)	Form of WEED, Inc. Restricted Stock Agreement

10.11 (3)	Form of WEED, Inc. Notice of Grant of Non-Qualified Stock Options

10.12 (3)	Wage Settlement and Release Agreement with Ryan Breen dated February 1, 2018

10.13 (4)	Second Addendum to Purchase and Sale Agreement Greg DiPaolo’s Pro Am Gold, LLC dated February 19, 2018

10.14 (5)	Exclusive License and Assignment Agreement with Yissum Research Development Company of the Hebrew University of Jerusalem, Ltd. dated March 1, 2019

10.15 (5)	Consulting Agreement with Yissum Research Development Company of the Hebrew University of Jerusalem, Ltd. and Prof. Elka Touitou dated March 1, 2019

21.1 (6)	Subsidiaries of WEED, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	Inline XBRL Instance Document

101.SCH **	Inline XBRL Taxonomy Extension Schema Document

101.CAL **	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from our Registration Statement on Form S-1 filed with the Commission on August 11, 2017.

(2)	Incorporated by reference from the Amendment No. 1 to our Registration Statement on Form S-1 filed with the Commission on November 16, 2017.

(3)	Incorporated by reference from the Amendment No. 2 to our Registration Statement on Form S-1 filed with the Commission on February 1, 2018.

(4)	Incorporated by reference from the Amendment No. 3 to our Registration Statement on Form S-1 filed with the Commission on April 30, 2018.

(5)	Incorporated by reference from the Current Report on Form 8-K filed with the Commission on March 7, 2019.

(6)	Incorporated by reference from the Annual Report on Form 10-K filed with the Commission on April 16, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEED, Inc.

Dated: August 16, 2021		/s/ Glenn E. Martin
	By:	Glenn E. Martin
	Its:	President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer) (Principal Financial Officer)