Form 10-Q
period 2021-09-30
WEED, INC.
filed 2021-11-15
CIK 1393772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 12, 2021 there were 118,102,685 shares of common stock, $0.00001 par value, issued and outstanding.

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

The consolidated balance sheets as of September 30, 2021 (unaudited) and December 31, 2020, the consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020, the consolidated statement of stockholders equity (deficit) for the three and nine months ended September 30, 2021, and the consolidated statements of cash flows for the nine months ending September 30, 2021 and 2020, follow. The unaudited interim condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

WEED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

TABLE OF CONTENTS

WEED, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,739	$12,629
Accounts Receivable	822	822
Prepaid expenses	33,529	29,683
Deposits	302,000	212,000

TOTAL CURRENT ASSETS	338,090	255,134

Land	124,708	124,708
Building	1,759,292	1,759,292
Computers & Equipment	77,415	73,681
Leasehold improvements	5,000	5,000
	1,966,415	1,962,681

Less: Accumulated depreciation	(534,690)	(441,918)

Property and equipment, net	1,431,725	1,520,763

Trademark	50,000	50,000
Less: Accumulated amortization	(8,633)	(6,900)
Trademark, net	41,367	43,100

TOTAL ASSETS	$1,811,182	$1,818,997

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$250,861	$241,977
Accrued expense	13,500	18,500
Accrued officer compensation	329,750	272,250
Accrued interest	43,592	30,437
Notes payable, related parties	303,700	258,200
Notes payable - in default	68,492	115,191
Due to officer	723	723

TOTAL CURRENT LIABILITIES	1,010,618	937,278

TOTAL LIABILITIES	1,010,618	937,278

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 200,000,000 authorized, 118,102,685 and 113,372,685 issued and outstanding, respectively	118,103	113,373
Additional paid-in capital	82,681,613	80,403,267
Subscription payable	366,250	356,250
Accumulated deficit	(82,363,883)	(79,991,051)
Accumulated other comprehensive loss:
Foreign currency translation	(1,519)	(120)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	800,564	881,719

TOTAL LIABILITIES & STOCKERHOLDERS’ EQUITY (DEFICIT)	$1,811,182	$1,818,997

The accompanying notes are an integral part of the condensed consolidated financial statements

WEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020

REVENUE	$0	$0	$0	$0

OPERATING EXPENSES
General and administrative expenses	56,877	75,550	591,188	224,233
Professional fees	79,489	109,927	1,654,345	3,540,739
Depreciation & amortization	33,544	29,775	94,505	106,498

Total operating expenses	169,910	215,252	2,340,038	3,871,470

NET OPERATING LOSS	(169,910)	(215,252)	(2,340,038)	(3,871,470)

OTHER INCOME (EXPENSE)
Interest expense	(3,415)	(8,329)	(32,794)	(30,959)
Gain on Sale of Fixed Asset	-	46,948	-	46,948

TOTAL OTHER INCOME (EXPENSE)	(3,415)	38,619	(32,794)	15,989

NET LOSS	(173,325)	(176,633)	(2,372,832)	(3,855,481)

OTHER COMPREHENSIVE LOSS	(912)	(13)	(1,399)	(638)

COMPREHENSIVE LOSS	(174,237)	(176,646)	(2,374,231)	(3,856,119)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

Outstanding - basic and fully diluted	117,918,500	113,792,468	116,084,315	111,874,656

Net loss per share - basic and fully diluted	$(0.0015)	$(0.0016)	$(0.0204)	$(0.0345)

The accompanying notes are an integral part of the condensed consolidated financial statements

WEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Nine Months ended September 30, 2021
(UNAUDITED)

	Common Stock						Accumulated	Total
			Additional	Subscriptions	Subscriptions	Accumulated	Other	Stockholders’
	Shares	Amount	Paid-In Capital	Payable	Receivable	Deficit	Comprehensive	Equity
Balance, December 31, 2019	109,262,685	$109,263	$76,660,712	$356,250	$-	$(75,925,974)	$(609)	$1,199,642

Common stock sold for cash	1,350,000	1,350	293,650	-	-	-	-	295,000

Common stock issued for services	2,710,000	2,710	1,404,490	-	-	-	-	1,407,200

Vesting of employee stock options	-	-	2,015,911	-	-	-	-	2,015,911

Shares issued for settlement of debt	50,000	50	9,950	-	-	-	-	10,000

Imputed Interest on RP Loans	-	-	18,554	-	-	-	-	18,554

Net loss	-	-	-	-	-	(4,065,077)	-	(4,065,077)

Other comprehensive income, net	-	-	-	-	-	-	489	489

Balance, December 31, 2020	113,372,685	$113,373	$80,403,267	$356,250	$-	$(79,991,051)	$(120)	$881,719

Common stock sold for cash	700,000	700	209,300	110,000	-	-	-	320,000

Common stock issued for services\	770,000	770	695,430	-	-	-	-	696,200

Imputed Interest on RP Loans	-	-	9,567	-	-	-	-	9,567

Net loss	-	-	-	-	-	(971,744)	-	(971,744)

Other comprehensive income, net	-	-	-	-	-	-	(562)	(562)

Balance, March 31, 2021	114,842,685	$114,843	$81,317,564	$466,250	$-	$(80,962,795)	$(682)	$935,180

Common stock sold for cash	800,000	800	209,200	(80,000)	(40,000)	-	-	90,000

Common stock issued for services	2,015,000	2,015	1,045,135	-	-	-	-	1,047,150

Imputed Interest on RP Loans	-	-	6,659	-	-	-	-	6,659

Net loss	-	-	-	-	-	(1,227,763)	-	(1,227,763)

Other comprehensive income, net	-	-	-	-	-	-	75	75

Balance, June 30, 2021	117,657,685	$117,658	$82,578,558	$386,250	$(40,000)	$(82,190,558)	$(607)	$851,301

Cash receipts	-	-	-	-	40,000	-	-	40,000

Common stock sold for cash	300,000	300	59,700	(20,000)	-	-	-	40,000

Common stock issued for services	145,000	145	43,355	-	-	-	-	43,500

Imputed Interest on RP Loans	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	(173,325)	-	(173,325)

Other comprehensive income, net	-	-	-	-	-	-	(912)	(912)

Balance, September 30, 2021	118,102,685	$118,103	$82,681,613	$366,250	$-	(82,363,883)	(1,519)	$800,564

The accompanying notes are an integral part of the condensed consolidated financial statements

WEED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 310, 2021 and September 30, 2020
(UNAUDITED)

	For the Nine
	Months Ended
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,372,832)	$(3,855,481)
Adjustments to reconcile net loss used in operating activities:
Depreciation and amortization	94,505	106,498
Gain on sale of fixed asset	-	(46,948)
Imputed Interest on RP Loans	16,226	13,945
Estimated fair value of stock based compensation	1,786,850	2,044,911
Estimated fair value of shares issued for services	-	1,365,200
Decrease (increase) in assets
Prepaid expenses and deposits	(93,846)	(92,361)
Increase (decrease) in liabilities
Accounts Payable	8,884	52,174
Accrued expenses	65,655	132,431

NET CASH USED IN OPERATING ACTIVITIES	(494,558)	(279,631)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,734)	163,590

NET CASH USED IN INVESTING ACTIVITIES	(3,734)	163,590

CASH FLOWS FROM FINANCING ACTIVITIES

Stock Payable	10,000	40,000
Proceeds from notes payable - related party	-	63,100
Proceeds from the sale of common stock	480,000	195,000
Proceeds on notes payable - related party	45,500	10,200
Repayments on notes payable	(46,699)	(28,276)

NET CASH PROVIDED BY FINANCING ACTIVITIES	488,801	280,024

NET CHANGE IN CASH	(9,491)	163,983

EFFECT OF EXCHANGE RATE ON CASH	(1,399)	(29)

CASH, BEGINNING OF PERIOD	12,629	2,509

CASH, END OF PERIOD	$1,739	$166,463

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year ended December 31:

Income taxes	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:

Shares issued from subscription payable	$-	$40,000

The accompanying notes are an integral part of the condensed consolidated financial statements

WEED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

Basis of Presentation:

The accompanying condensed consolidated balance sheet at December 31, 2020, has been derived from audited consolidated financial statements and the unaudited condensed consolidated financial statements as of September 30, 2021 and 2020 ( the “financial statements”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Registration Statement on Form S-1 for the year ended December 31, 2020 (the “2020 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01.

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

Revenue Recognition

The Company is using the revenue recognition standard ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, and using the cumulative effect (modified retrospective) approach. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings at the date of initial application. No cumulative-effect adjustment in retained earnings was recorded as the Company’s has no historical revenue. The impact of the adoption of the new standard was not material to the Company’s condensed consolidated financial statements. The Company did not earn revenue during the periods ended September 30, 2021 and 2020. When the Company earns revenue, it will be recognized in accordance with FASB ASC 606 – Revenue from Contracts with Customers.

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

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. These expenses were $500 and $0 for the nine months ended September 30, 2021 and 2020.

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

.Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $82,363,883 and negative working capital of $672,528 at September 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new products and services to begin generating revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party

Notes Payable

From time to time, the Company has received short term loans from officers and directors as disclosed in Note 8 below. The Company has a total of $303,700 and $258,200 of note payable on the consolidated balance sheet as of September 30, 2021 and December 31, 2020, respectively. On October 28, 2019, the Company transferred the ownership of the 2017 Audi Q7 and Audi A4, valued at $46,609, to Nicole Breen as a repayment for her loans. $93,000 was recorded as a forgiveness on notes payable, and $46,391 recorded to additional paid-in capital. In March 2020, the Company received $22,000 loan from Nicole Breen, and from April 1, 2020 to June 30, 2020, the Company received an additional $37,500 loan from Nicole Breen. From August 1, 2020 to December 31, 2020, the Company received $4,600 loan from Nicole Breen and repaid her $30,000. From January 2021 to March 31, 2021, the Company received $30,500 loan from Nicole Breen and repaid her $1,500. From April 2021 to June 2021, the Company received $8,000 loan from Nicole Breen. From July 2021 to September 2021, the Company received $7,000 loan from Nicole Breen.

Services

Nicole M. Breen receives $1,500 a week in cash compensation for her services rendered to the Company.

Glenn E. Martin receives $8,000 a month in cash compensation for his services rendered to the Company.

Deposits

Glenn E. Martin made the deposit of $50,000 on the Thorne Ranch property under his name. There is an agreement between Glenn E, Martin and the Company that if the property closes, Glenn E. Martin will transfer the title and all rights to the Company. The deposit was returned in June 2021.

Common Stock

A total of $329,750 and $272,250 of officer compensation was unpaid and outstanding at September 30, 2021 and December 31, 2020, respectively.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2021 and December 31, 2020, respectively:

Fair Value Measurements at December 31, 2020

	Level 1		Level 2		Level 3
Assets
Cash		$12,629		$-		$-
Total assets		$12,629		$-		$-
Liabilities
Notes payable, related parties				258,200
Notes payable		$-		$115,191		$-
Total liabilities		$-		$373,391		$-
	$12,629		$373,391		$-

Fair Value Measurements at September 30, 2021

	Level 1		Level 2		Level 3
Assets
Cash		$1,739		$-		$-
Total assets		$1,739		$-		$-
Liabilities
Notes payable, related parties				$303,700
Notes payable		$-		$68,492		$-
Total liabilities		$-		$372,192		$-
	$1,739		$372,192		$-

The fair values of our related party debts are deemed to approximate book value and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the nine months ended September 30, 2021 and the year ended December 31, 2020.

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

As of December 31, 2020, a total of $212,000 has been paid as a deposit for the Sugar Hill golf course property purchase. As of September 31, 2021, a total of $252,000 has been paid as a deposit for the Sugar Hill golf course property purchase.

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

Note 6 – Property and Equipment

Property and equipment consist of the following at September 30, 2021 and December 31, 2020, respectively:

	September 30,	December 31,
	2021	2020
Property improvements	$5,000	$5,000
Automobiles	0	0
Office equipment	8,667	4,933
Furniture & Fixtures	2,979	2,979
Lab equipment	65,769	65,769
Construction in progress	0	0
Land	124,708	124,708
Property (1)	1,759,292	1,759,292
Property and equipment, gross	1,966,415	1,962,681
Less accumulated depreciation	(534,690)	(441,918)
Property and equipment, net	$1,431,725	$1,520,763

(1)	In 2018, the Company purchased two properties in La Veta, Colorado. The property located on 169 Valley Vista was purchased for $140,000, and the property located on 1390 Mountain Valley Road was purchased for $1,200,000 (see Note 8). The property located on 169 Valley Vista was sold for $175,000 on September 25, 2020 and $46,948 was recorded as gain on the sale..

Depreciation expense totaled $92,711 and $104,548 for the nine months ended September 30, 2021 and year ended December 31, 2020, respectively.

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

Amortization expense totaled $1,733 and $1,950 for the nine months ended September 30, 2021 and 2020, respectively.

Note 8 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at September 30, 2021 and December 31, 2020, respectively:

	September 30, 2021	December 31, 2020
On April 12, 2010, the Company received an unsecured, non-interest-bearing loan in the amount of $2,000, due on demand from Robert Leitzman. Interest is being imputed at the Company’s estimated borrowing rate, or 10% per annum. The largest aggregate amount outstanding was $2,000 during the periods ended December 31, 2019 and December 31, 2018. Mr. Leitzman owns less than 1% of the Company’s common stock, however, the Mr. Leitzman is deemed to be a related party given the non-interest-bearing nature of the loan and the materiality of the debt at the time of origination.	2,000	2,000

Over various dates in 2011 and 2012, the Company received unsecured loans in the aggregate amount of $10,000, due on demand, bearing interest at 10%, from Sandra Orman. The largest aggregate amount outstanding was $10,000 during the periods ended December 31, 2019 and December 31, 2018. Mrs. Orman owns less than 1% of the Company’s common stock, however, Mrs. Orman is deemed to be a related party given the nature of the loan and the materiality of the debt at the time of origination.	10,000	10,000

Over various dates from April 2019 to September 2021, the company received a net amount of $291,700 of advances, bearing interest at 5%, from Nicole Breen. On October 28, 2019, the company’s vehicles valued at $93,000 were used as a repayment.	291,700	246,200

Notes payable, related parties	$303,700	$258,200

The Company recorded interest expense in the amount of $12,929 and $20,231 for the nine months ended September 30, 2021 and December 31, 2020, respectively, including imputed interest expense in the amount of $12,191 and $18,554 during such periods related to notes payable, related parties.

Note 9 – Notes Payable

Note payable consist of the following at September 30, 2021 and December 31, 2020, respectively:

	September 30, 2021	December 31, 2020
On August 5, 2019, the Company entered into a promissory note, whereby the Company promises to pay Snell & Wilmer L.L.P the principal amount of $250,000, bearing interest at 2.5% per annum. The note is to be paid in consecutive monthly installments in the amount of $25,000, including accrued interest commencing on August 30, 2019, until the final balloon payment is paid on January 30, 2020. The note is in default. The promissory note is secured by the Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing with respect to the real property owned by Sangre located on 1390 Mountain Valley Road, La Veta, Colorado 81055. As of September, 2021, $192,560 has been paid to Snell & Wilmer.
	$57,440	104,139

On various dates, the Company received advances from consultant, Patrick Brodnik, bearing 5% interest.	$11,052	11,052

	$68,492	$115,191

The Company recognized interest expense of $19,865 and $19,697 related to the note payables for the nine months ended September 30, 2021 and December 31, 2020, respectively.

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

On January 19, 2018, the Company was sued in the United States District Court for the District of Arizona ( William Martin v. WEED, Inc.), Case No. 4:18-cv-00027-RM) by the listed Plaintiff. The Company was served with the Verified Complaint on January 26, 2018. The Complaint alleges claims for breach of contract-specific performance, breach of contract-damages, breach of the covenant of good faith and fair dealing, conversion, and injunctive relief. In addition to the Verified Complaint, the Company was served with an application to show cause for a temporary restraining order. The Verified Complaint alleges the Company entered into a contract with the Plaintiff on October 1, 2014 for the Plaintiff to perform certain consulting services for the Company in exchange for 500,000 shares of its common stock up front and an additional 700,000 shares of common stock to be issued on May 31, 2015. The Plaintiff alleges he completed the requested services under the agreement and received the initial 500,000 shares of common stock, but not the additional 700,000 shares. The request for injunctive relief asks the Court to Order the Company to issue the Plaintiff 700,000 shares of its common stock, and possibly include them in its Registration Statement on Form S-1, or, in the alternative, issue the shares and have them held by the Court pending resolution of the litigation, or, alternatively, sell the shares and deposit the sale proceeds in an account that the Court will control. The hearing on the Temporary Restraining Order occurred on January 29, 2018. On January 30, 2018, the Court issued its ruling denying the application for a Temporary Restraining Order. Currently, there is no further hearing scheduled in this matter. On February 13, 2018, the Company filed an Answer to the Verified Complaint and Counterclaim. On February 15, 2018, the Company filed a Motion to Dismiss the Verified Complaint. On February 23, 2018, the Company filed a Motion to Amend Counterclaim to add W. Martin’s wife, Joanna Martin as a counterdefendant. On March 9, 2018, William Martin filed a Motion to Dismiss the Counterclaim. On March 12, 2018, William Martin filed a Motion to Amend the Verified Complaint to, among other things, add claims against Glenn Martin and Nicole and Ryan Breen. On March 27, 2018, the Court granted both William Martin and WEED, Inc.’s Motions to Amend. On March 27, 2018, the Company filed an Amended Counterclaim adding Joanna Martin. On April 2, 2018, the Company filed a Motion to Amend our Counterclaim to add a breach of contract claim. On April 10, 2018, the Company filed an Answer to First Amended Verified Complaint. On April 23, 2018, Glenn Martin and Nicole and Ryan Breen filed their Answer to the First Amended Complaint. On May 31, 2018, the Court issued an Order: (a) granting the Company’s Motion to Dismiss thereby dismissing the Plaintiff’s claims for breach of the covenant of good faith and fair dealing and the claim for conversion, (b) denying William Martin’s Motion to Dismiss the counterclaim as to the claims for fraudulent concealment and fraudulent misrepresentation, but granting the Motion to Dismiss only as to the claim for fraudulent nondisclosure, and (c) granting the Company’s Motion to Amend its Counterclaim to add a breach of contract claim. On June 1, 2018, William Martin and his wife filed their Answer to the First Amended Counterclaim. On June 1, 2018, William Martin and his wife filed their Answer to the Second Amended Counterclaim. On September 14, 2018, the Company filed a Motion for Partial Summary Judgment (MPSJ) seeking the dismissal of all remaining claims in the First Amended Complaint. On November 26, 2018, plaintiff filed an opposition to the motion for partial summary judgment, together with a cross-motion for summary judgment on both plaintiff’s claims and the Company’s counterclaims. Those motions have been fully briefed. Originally, the Court set oral argument on the motions for May 16, 2019, but that hearing has been postponed by the Court due to health issues with Plaintiff’s counsel. Subsequently, Plaintiff’s counsel withdrew and consequently, William Martin and his wife are unrepresented. By order of the Court, the Parties participated in a judicial settlement conference August 21, 2019 with Magistrate Judge Thomas Ferraro, but the case did not settle. On October 15, 2019, Judge Marquez heard oral argument on the cross-motions for partial summary judgment. The judge took the motions under considerations. On November 21, 2019, the Judge issued a ruling, which (i) granted the Company’s motion for summary judgment as to the Plaintiff’s claim for fraudulent transfer, and as a result Glenn Martin, Nicole Breen, Ryan Breen and GEM Management Group, LLC were dismissed from the lawsuit, (ii) denied the Company’s motion to dismiss Plaintiff’s claims for breach of contract, and (iii) granted Plaintiff’s motion to dismiss the Company’s claims for fraudulent misrepresentation/concealment, which acted to dismiss the Company’s claims against the Plaintiffs. As a result of this ruling, the remaining claim in the lawsuit was one for breach of contract against WEED, Inc. On March 5, 2020, the Plaintiffs filed a Motion to Dismiss the remaining counts in the lawsuit, without prejudice. On March 5, 2020, we filed a Response to the Motion to Dismiss stating that we did not object to the Plaintiff’s motion. As a result, on March 10, 2020, the Court entered an Order dismissing Plaintiff’s remaining counts in the Complaint without prejudice. The only remaining claims at that point related to awards for attorneys’ fees. The Court denied both parties motions for attorney’s fees and the litigation terminated and all claims against the Company have been dismissed.

Travis Nelson v. Sangre AgroTech, LLC, et al. (Huerfeno County Colorado District Court, Case No. 2018CV30003, filed on February 5, 2018). Mr. Travis Nelson, formerly a member of the subsidiary Sangre AgroTech, LLC, filed this action alleging wrongful discharge in retaliation for whistleblower activity purportedly related to insider trading, fraud and unlawful interstate transportation of plant genetics. After a motion to dismiss was granted in part, Mr. Nelson filed a second amended complaint asserting revised claims for breach of fiduciary duty, wrongful discharge, and violation of the Colorado organized crime control act. Mr. Nelson has alleged lost wages in the amount of $600,000, unspecified losses related to whistleblower allegations, plus costs and attorneys’ fees. In his initial disclosures, Mr. Nelson alleges damages of $10,000,000. On January 31, 2019, Mr. Nelson submitted an offer of judgement in the amount of $100,000. That offer was rejected by the Corporation. Court-ordered mediation was conducted on April 24, 2019, but the matter was not resolved. By order dated February 4, 2020, the court scheduled trial for October 5, 2020. The Corporation denies liability as to all claims. Due to concerns related to the COVID-19 pandemic the case had mainly remained static during 2020 until mid-summer. On July 3, 2020, Plaintiff offered to dismiss the case in exchange for payment of $10,000. The Company rejected the offer. On July 21, 2020, the Parties filed a Joint Stipulation for Dismissal of all claims with Prejudice. On July 27, 2020, the Court issued its Order granting the Stipulation for Dismissal with Prejudice. The lawsuit is now terminated and all claims against us have been dismissed with prejudice..

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

2021 Common Stock Activity

Common Stock Sales (2021)

During the period ended September 30, 2021, the Company issued 1,800,000 shares of common stock for proceeds of $480,000. 50,000 shares valued at $10,000 were not issued at September 30, 2021, and such amount has been included in subscriptions payable.

Common Stock Issued for Services (2021)

During the nine months ended September 30, 2021, the Company agreed to issue an aggregate of 2,930,000 shares of common stock to consultants for services performed. The total fair value of common stock was $1,786,850 based on the closing price of the Company’s common stock earned on the measurement date.

Common Stock Cancellations

No common stocks were cancelled during the quarter ended September 30, 2021.

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

Note 12 – Common Stock Warrants and Options

Common Stock Warrants Granted (2021)

No common stock warrants were granted during the nine months ended September 30, 2021 and December 31, 2020.

Warrants Exercised (2021)

No warrants were exercised during the nine months ended September 30, 2021.

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

The assumptions used in the Black-Scholes model are as follows:

For the period ended September 30, 2021
Risk-free interest rate	1.75%
Expected dividend yield	0%
Expected lives	10 years
Expected volatility	200%

A summary of the Company’s stock option activity and related information is as follows:

	For the Nine Months Ended September 30, 2020
	Number of	Average
	Shares	Price
Outstanding at the beginning of period	$-	$-
Granted	6,000,000	10.55
Exercised/Expired/Cancelled	-	-
Outstanding at the end of period	6,000,000	$10.55
Exercisable at the end of period	6,000,000	$10.55

	For the Nine Months Ended September 30, 2021
	Number of	Average
	Shares	Price
Outstanding at the beginning of period	$-	$-
Granted	6,000,000	10.55
Exercised/Expired/Cancelled	-	-
Outstanding at the end of period	6,000,000	$10.55
Exercisable at the end of period	6,600,000	$10.55

Note 14 – Subsequent Events

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

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Results of Operations

	Three Months Ended September 30,
	2021	2020
Revenue	$-	$-

Operating expenses:

General and administrative	56,877	75,550
Professional fees	79,489	109,927
Depreciation and amortization	33,544	29,775
Total operating expenses	169,910	215,252

Net operating loss	(169,910)	(215,252)

Other income (expense)
Interest expense	(3,415)	(8,329)
Gain on sale of fixed asset	-	46,948

Net loss	$(173,325)	$(176,633)

Other Comprehensive Loss	(912)	(13)

Comprehensive Loss	$(174,237)	$(176,646)

Operating Loss; Net Loss

Our comprehensive loss decreased by $2,409, from ($176,646) to ($174,237), from the three months ended September 30, 2020 compared to the three months ended September 30, 2021. Our operating loss decreased by $45,342, from ($215,252) to ($169,910) for the same period. The decrease in net loss compared to the same period of the prior year is primarily a result of decreases in general and administrative expenses and professional fees, partially offset by an increase in depreciation and amortization. These changes are detailed below.

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

General and Administrative Expenses

General and administrative expenses decreased by $18,673, from $75,550 for the three months ended September 30, 2020 to $56,877 for the three months ended September 30, 2021, primarily due to a decreases in consulting services and fees.

Professional Fees

Our professional fees decreased by $30,438 during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Our professional fees were $109,927 for the three months ended September 30, 2021 and $79,489 for the three months ended September 30, 2020. These fees are largely related to fees paid for legal and accounting services, along with compensation to independent contractors, and decreased primarily as a result of decreases in the value of stock-based compensation awards due to issuing shares for services during the period. We expect these fees to vary quarter-to-quarter as our business and stock price fluctuate if we continue to use stock-based compensation. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization

During the three months ended September 30, 2021 we had depreciation and amortization expense of $33,544, compared to $29,775 in the three months ended September 30, 2020. Our depreciation and amortization expense primarily relates to our property and trademark acquisitions.

Interest Expense

Interest expense decreased from ($8,329) to ($3,415) for the three months ended September 30, 2020 compared to the same period in 2021. Our interest expense primarily relates to notes payable from attorney and related parties.

Gain on Sale of Fixed Asset

During the three months ended September 30, 2021, we did not have gain on sale of fixed asset compared to $46,948 for the three months ended September 30, 2020. The gain on sale of fixed asset during the three months ended September 30, 2020 related to the sale of a condominium we owned in La Veta, Colorado.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Results of Operations

	Nine Months Ended September 30,
	2021	2020
Revenue	$-	$-

Operating expenses:

General and administrative	591,188	224,233
Professional fees	1,654,345	3,540,739
Depreciation and amortization	94,505	106,498
Total operating expenses	2,340,038	3,871,470

Net operating loss	(2,340,038)	(3,871,470)

Other income (expense)
Interest expense	(32,794)	(30,959)
Gain on sale of fixed asset	-	46,948

Net loss	$(2,372,832)	$(3,855,481)

Other Comprehensive Loss	(1,399)	(638)

Comprehensive Loss	$(2,374,231)	$(3,856,119)

Operating Loss; Net Loss

Our comprehensive loss decreased by $1,481,888, from ($3,856,119) to ($2,374,231), from the nine months ended September 30, 2020 compared to the nine months ended September 30, 2021. Our operating loss decreased by $1,531,432, from ($3,871,470) to ($2,340,038) for the same period. The decrease in net loss compared to the same period of the prior year is primarily a result of a significant decrease in professional fees, partially offset by an increase in general and administrative expenses. These changes are detailed below.

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

General and Administrative Expenses

General and administrative expenses increased by $366,955, from $224,233 for the nine months ended September 30, 2020 to $591,188 for the nine months ended September 30, 2021, primarily due to a increases in consulting services and fees.

Professional Fees

Our professional fees decreased by $1,886,394 during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Our professional fees were $1,654,345 for the nine months ended September 30, 2021 and $3,540,739 for the nine months ended September 30, 2020. These fees are largely related to fees paid for legal and accounting services, along with compensation to independent contractors, and decreased significantly primarily as a result of a decrease in the value of stock-based compensation awards due to our declining stock price. We expect these fees to vary quarter-to-quarter as our business and stock price fluctuate if we continue to use stock-based compensation. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization

During the nine months ended September 30, 2021 we had depreciation and amortization expense of $94,505, compared to $106,498 in the nine months ended September 30, 2020. Our depreciation and amortization expense primarily relates to our property and trademark acquisitions.

Interest Expense

Interest expense increased from $30,959 to $32,794 for the nine months ended September 30, 2020 compared to the same period in 2021. Our interest expense primarily relates to notes payable from attorney and related parties.

Gain on Sale of Fixed Asset

During the nine months ended September 30, 2021, we did not have gain on sale of fixed asset compared to $46,948 for the nine months ended September 30, 2020. The gain on sale of fixed asset during the nine months ended September 30, 2020 related to the sale of a condominium we owned in La Veta, Colorado.

Liquidity and Capital Resources

Introduction

During the nine months ended September 30, 2021, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of September 30, 2021 was $1,739 and our monthly cash flow burn rate was approximately $45,000. Our cash on hand was primarily proceeds from the sales of our securities. We currently do not believe we will be able to satisfy our cash needs from our revenues for many years to come.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2021 and December 31, 2020, respectively, are as follows:

	September 30, 2021	December 31, 2020	Change

Cash	$1,739	$12,629	$(10,890)
Total Current Assets	338,090	255,134	82,956
Total Assets	1,811,182	1,818,997	(7,815)
Total Current Liabilities	1,010,618	937,278	73,340
Total Liabilities	1,010,618	937,278	73,340

Our total assets decreased by $7,815 as of September 30, 2021 as compared to December 31, 2020. The decrease in our total assets between the two periods was attributed to decreases in our cash and deposits and property and equipment, net, partially offset by increases in our deposits and prepaid expenses at September 30, 2021 compared to December 31, 2020.

Our current liabilities and total liabilities increased by $73,340, as of September 30, 2021 as compared to December 31, 2020. This increase was primarily due to increases in accrued officer compensation, accounts payable, accrued interest, and notes payable, related party, partially offset by decreases in accrued expenses and in notes payable – in default.

In order to pay our obligations in full or in part when due, we will be required to raise capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available of $1,739 and $12,629 as of September 30, 2021 and December 31, 2020, respectively. Based on our lack of revenues, our cash on hand and current monthly burn rate of approximately $45,000, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $494,558 for the nine months ended September 30, 2021, as compared to $279,631 for the nine months ended September 30, 2020. For the period in 2021, the net cash used in operating activities consisted primarily of our net loss of ($2,372,832), adjusted by estimated value of stock-based compensation of $1,786,850, depreciation and amortization of $94,505, and imputed interest on RP loans of $16,226, and adjusted by increases in assets of deposits – related party of $90,000 and prepaid expenses and deposits of $3,846, and increases in liabilities of accounts payable of $8,884 and accrued expenses of $65,655. For the period in 2020, the net cash used in operating activities consisted primarily of our net loss of ($3,855,481), adjusted by estimated fair value of stock-based compensation of $2,044,911, estimated value of shares issued for services of $1,365,200, depreciation and amortization of $106,498, imputed interest on RP loans of $13,945, and gain on sale of fixed asset of ($46,948) and adjusted by an increase in assets of prepaid expenses and other assets of $92,361, and increases in liabilities of accounts payable of $52,174 and accrued expenses of $132,431.

Investments

For the nine months ended September 30, 2021, we cash flows from investing activities of ($3,734) compared to $163,590 for the nine months ended September 30, 2020. For both periods the cash flows used in or from investing activities related to purchases of property and equipment.

Financing

Our net cash provided by financing activities for the nine months ended September 30, 2021 was $488,801, compared to $280,024 for the nine months ended September 30, 2020. For the period in 2021, our financing activities related to proceeds from the sale of common stock of $480,000, proceeds from notes payable of $45,500, and stock payable of $10,000, partially offset by repayments on notes payable of $46,699. For the period in 2020, our financing activities related to proceeds from the sale of common stock of $195,000, proceeds from notes payable of $10,200, proceeds from notes payable-related party of $63,100, and stock payable of $40,000, partially offset by repayments on notes payable of $28,276.

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

As of September 30, 2021, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021 to the same extent they were not effective as of December 31, 2020.

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

On March 5, 2020, the Plaintiffs filed a Motion to Dismiss the remaining counts in the lawsuit, without prejudice. On March 5, 2020, we filed a Response to the Motion to Dismiss stating that we did not object to the Plaintiff’s motion. As a result, on March 10, 2020, the Court entered an Order dismissing Plaintiff’s remaining counts in the Complaint without prejudice. The only remaining claims related to awards for attorneys’ fees. The Court denied both parties’ motions for attorney’s fees and the litigation terminated and all claims against us have been dismissed..

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

During the nine months ended September 30, 2021, we issued the following unregistered securities:

Common Stock Sales

During the three months ended September 30, 2021, we issued 300,000 shares of common stock for proceeds of $70,000. 50,000 shares valued at $10,000 were not issued at September 30, 2021, and such amount has been included in subscriptions payable. The offering and sales were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make this determination we relied on the representations of the purchaser contained in the securities purchase agreements signed by the purchaser, which indicated the purchaser were knowledgeable about our management and our operations, were sophisticated investors, and understood the purchase was part of a private placement.

Common Stock Issued to Consultants

During the three months ended September 30, 2021, we issued an aggregate of 145,000 shares of common stock to consultants for services performed. The total fair value of common stock was $43,500 based on the closing price of our common stock earned on the measurement date. The issuances were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make that determination we relied on the representations of the purchasers contained in the agreements signed by the purchasers and the fact the consultants did work for the company and was familiar with the company, its operations and its management.

ITEM 3	Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4	Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5	Other Information

Status of New York Property

On October 24, 2017, we entered into an amended Purchase and Sale Agreement with Greg DiPaolo’s Pro Am Golf, LLC (“DiPaolo”), under which we agreed to purchase certain improved property located in Westfield, New York from DiPaolo for a total purchase price of Eight Hundred Thousand Dollars ($800,000). Under the terms of the agreement, we paid a Ten Thousand Dollar ($10,000) deposit on October 26, 2017, with the remaining purchase price to be paid on or before the date closing date, which was originally scheduled for February 1, 2018. On February 19, 2018, we entered into a Second Addendum to the Purchase and Sale Agreement extending the closing date to May 1, 2018 in exchange for payment of $8,750. On May 1, 2018, we entered into a Fourth Addendum and a Fifth Addendum to agreement amending the “Closing Date” under the Agreement to August 1, 2018, in exchange for our payment of $50,000 as a non-refundable deposit to be applied against the purchase price when the property sale is completed and $10,000 for maintenance, tree removal and other grounds keeping in order to prepare the golf course for the 2018 season. The property is approximately 43 acres and has unlimited water extraction rights from the State of New York. We had planned to use this property as our inroads to the New York hemp and infused beverage markets in the future. Since the property was in foreclosure it was put up for auction, which occurred on July 1, 2019. At the auction, we were the winning bidder with a bid of $597,000. Our prior deposit payment of $120,000 was credited towards the purchase price, and the remaining $477,000, was finally due on November 30, 2019, after several extensions (which cost us total of $40,000 to obtain). We were not able to meet that deadline, but in January 2020 we worked out an additional extension with the bank. Under the terms of the new agreement, we still owe approximately $392,000 to acquire the property. We have agreed to pay that amount in installment payments of $10,000 per month for nine months beginning February 2020, with a balloon payment of approximately $332,000 due on or before August 3, 2020. These payments are in addition to the approximately $420,000 in payments we had already made. We made the six $10,000 monthly payments but were not able to pay the balloon payment by the August 3, 2020 deadline, but on July 31, 2020 we worked out an additional extension with the bank. Under the terms of that agreement, we paid $10,000 in exchange for an additional extension and we owed approximately $332,000 to acquire the property. We agreed to pay that amount in installment payments of $10,000 per month for nine months beginning September 2020, with a balloon payment of approximately $272,000 due on or before February 1, 2021. We made the six $10,000 monthly payments but were not able to pay the balloon payment by the February 1, 2021 deadline, but on January 18, 2021 we worked out an additional extension with the bank. Under the terms of that agreement, we agreed to pay $10,000 per month beginning February 1, 2021 until November 1, 2021, and then pay a balloon payment of approximately $172,000 due on or before December 1, 2021. These payments are in addition to the approximately $540,000 in payments we have already made. We made the $10,000 payments due on February 1, 2021 – November 1, 2021. We need to borrow or raise investor funds in order to make the remaining scheduled balloon payment.

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

WEED, Inc.

Dated: November 12, 2021		/s/ Glenn E. Martin
	By:	Glenn E. Martin
	Its:	President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer) (Principal Financial Officer)