Form 10-K
period 2021-12-31
WEED, INC.
filed 2022-03-31
CIK 1393772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Aggregate market value of the voting stock held by non-affiliates: $17,328,929 as based on last reported sales price of such stock on June 30, 2021. The voting stock held by non-affiliates on that date consisted of 42,265,680 shares of common stock the closing stock price was $0.41.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 28, 2022, there were 120,832,685 shares of common stock, $0.001 par value, issued and outstanding.

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

Our corporate offices are located at 4920 N. Post Trail, Tucson, AZ 85750, telephone number (520) 818-8582.

Business Overview

General

Currently, WEED and its subsidiaries are working on or planning for several different business opportunities in the cannabis & hemp field, including, but not limited to: both indoor and outdoor “grows”, cultivations & harvest for research, product development, processing and manufacturing of both Pharma & non-Pharma products, services, therapeutics, and treatments on a global basis for both the Medical Cannabis & Hemp (<.03 thc) global market space. Long terms goals include hopeful cures for many diseases and ailments for both man & animals utilizing the Cannabaceae plant and its derivatives. We will need additional financing to attempt to accomplish these goals.

Second, on November 22, 2021, WEED completed the purchase of the Sugar Hill Golf course property located in the town of Portland, New York. WEED’s acquisition of this ~43 acre property with ~2000 ft. of Lake Erie waterfront also comes with the “unlimited water extractions rights” from Lake Erie related to the property, along with a complete wastewater management plant. WEED’s initial plan is to utilize the property to access the hemp and infused beverage markets as our property in the middle of the largest concord grape producing region of the United States. In the future, WEED may look to use the unique property infrastructure to build a luxury condos & resort development in the most natural settings to be ESG compliant in conjunction to WEEDs forming its Social Equity Advisory Council (SEAC) to create Diversity & Equality in our industry. This project is only in its conceptual stage, no funding or plans have been developed other than the proposed name: The 4 Winds Luxury condos & resort to be “Cannabis Friendly” which would be a “FIRST” in the nation.

Third, WEED established WEED Australia Ltd. and its wholly owned Cannabis Institute of Australia (C.I.A.) in Australia in March of 2017, for the purpose of conducting cannabis and hemp research and potentially developing products and educational services in and for Australians as stated above. C.I.A. is a non-profit entity formed for the purpose of conducting cannabis and hemp research with universities and other non-profits to protect all intellectual rights, properties and usage in our highly regulated industry. The C.I.A. has the potential to develop products in Australia for domestic research and development of products, services and educational purposes to all seven States and territories, including Tasmania, to be marketed globally.

Our first business opportunity was, and continues to be, through our wholly-owned subsidiary, Sangre AT, LLC (“Sangre”), where we are focused on the development and application of cannabis-derived compounds for the treatment of human disease and animal ailments. To that end Sangre, was working on a planned five-year Cannabis Genomic Study to complete a genetic blueprint of the Cannabis plant genus, by creating a global genomic classification of the entire plant. Sangre completed a 1-2 year Pilot Study in 2017 & 2018 at the University of Texas-Galveston thru Industrial Metagenomics at a cost of nearly $1 million USD. Sangre completed the pilot study with 30 cultivars from strains collected worldwide that included 30 strains (twenty-four female and six male). These results are highly proprietary and the basis of future studies to come. We need to raise additional funds to continue the next steps in our Cannabis Genomic Study.

On May 14th, 2018, the 70th Anniversary of the statehood of Israel, WEED formed its wholly owned subsidiary, WEED Israel Cannabis Ltd., with the goal of completing and adding to the noted studies above. As such, WEED Israel worked with the Hebrew University in Jerusalem and with the top scientists globally in the field of Cannabis & hemp. To that effect, WEED Israel looked to conduct clinical trials and product development that would be the quality and acceptability of the FDA in the United States. Due to current laws and conditions in the USA, all research results and product development for both Pharma & Non-Pharma products, cannot be introduced the United States marketplace. Since starting in 2018, the USA has made vast improvements and advancements in the legalization of both Cannabis and hemp. As of the end of 2021 there are 37 States that have approved a State level medical cannabis and hemp programs, along with the District of Colombia. In addition, there are 17 States that have implemented or approved the “Adult Use” psyhcoactive aspects of high THC usage of cannabis.

In conjunction with WEED Israel Cannabis Ltd., we made arrangements with Professor Elka Touitou to be the head of WEEDs Israeli Advisory Board to lead and assist us with clinical trials in cannabis & hemp research studies in Israel. Professor Touitou was the Head of the Innovative Dermal, Transdermal and Transmucosal Delivery Lab at the Institute of Drug Research, The School of Pharmacy, HUJ, now retired but still has HUJ clinical trial & independent studies/lab privileges. Professor Touitou is an internationally renowned authority in the field of drug delivery and design of new technologies for efficient administration of drugs and development of new products. Professor Touitou has been involved in Cannabinoid research since 1988 at The Hebrew University of Jerusalem, (HUJ) Jerusalem, Israel. Previously, WEED was in the process of buying Professor Touitou’s various patents to include the bioavailability aspects of the cannabaceae plant. However, after expending over $500,000 USD to acquire the Professor Touitou’s patents, we had to terminate the agreement in 2019 due to the downturn of the Cannabis marketplace, and specifically as to public cannabis companies, which could not be resumed due to the Covid pandemic that was/is still ongoing globally. We have kept in constant contact with Professor Touitou thru our Managing Director of WEED Israel, Mr. Elliot Kwestel. As of 2022, Dr. Touitou still has interest in working with WEED to complete the purchase of her patents and begin clinical trials upon proper funding. WEED looks to achieve that funding thru our $40 million Regulation A+ Offering. Currently WEED intends to file its post qualification filing with the SEC and launch our Offering later this spring.

Cannabis Genomic Study

After more than 50 years of illicit, underground breeding programs, the genetic integrity of Cannabis has been significantly degraded. WEED Inc. owns and or controls over 250 cultivars from 1970 “Landrace Strains” to include Panama Red, Acapulco Gold, Red Bud Colombian, Thailand, G13, Santa Marta Gold and Afghan pure strains currently for research purposes until proper licensing can be acquired. Our subsidiary, Sangre AT, LLC (“Sangre”) plans to use a gene-based breeding program to root out inferior cultivars and replace them with fully-validated and patentable cultivars which produce consistent plant products for the medicinal and Adult use markets. We believe our unique gene-based breeding program will improve cultivars and introduce integrity, stability, and quality to the market in the following ways:

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

The Research Plan

In order to achieve the desired results outlined above, Sangre has developed a research plan entitled the “Cannabis Genomic Study.” The goal of the study is to complete a global genomic classification of the Cannabis plant genus. Once the classification is complete, the research team plans to develop new cannabis and industrial hemp strains that show the highest likelihood of being successful in the treatment of a variety of human diseases, test those strains and then work to produce those strains in a medicinal form for the treatment of disease. The research plan will be conducted using the following steps: Extraction, Purification, Sequencing. Annotation, and Cloning (micro-propagation).

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

Where We Are in the Research Plan

As noted above, phase one of our planned pilot study “Cannabis Genomic Study” includes “extraction technologies”. On April 20, 2017, we, in connection with Industrial Metagenomics, initiated the genomic study by extracting DNA from seven cannabis strains in Tucson, Arizona. Sangre followed the initial extraction with a second round of extractions in July 2017. So far, Industrial Megagenomics, under their agreement with Sangre have designed, tested, and developed standard operating procedures for efficient DNA isolation and sequencing of Cannabis genomes. Extensive bioinformatics analysis of repeatable and variable regions has been performed on newly generated DNA, sequencing data of 30 landrace cultivars and publicly available genomes to identify potential biomarkers to type cannabis plants without the need for whole genome sequencing. The developed biomarkers were prepared into a package for patenting, however, we are waiting for funding to perform in-vivo validation. We believe we will be able to finish phase one of the trial within 9-12 months after we have secured sufficient financing.

Under the next phase of our genomic study, we plan to continue our genetic studies in both the United States and Israel for phase 2, moving directly to clinical human trials with our wholly owned subsidiary, WEED Israel Cannabis Ltd. under the guidance of Professor Elka Touitou, who has patented “Delivery systems” to increase bioavailability with Hundreds of formulas she developed at the Hebrew University of Jerusalem since 1988. In addition, Professor Elka has worked with World Class scientists such as Dr. Raphael Mechoulam and many top echelon scientists in Israel in Cannabis studies and Human Trials outside of the scope of Patents and Formulas with WEED Inc. In February 2019, Glenn Martin, our CEO, and WEED Israel Managing Director, Elliot Kwestel, met with Dr. Mechoulam in his office at HUJ to discuss WEED Israel goals of attaining a high THC cultivar to synthesis for controlled dosing purposes as discussed below. We are ready to begin this phase, but need additional funding in order to proceed with the planned clinical trials, as well as to continue on to future phases of the genomic study.

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

New York Property – Infused Beverage Industry

On November 22, 2021, we acquired certain improved property located in Portland, New York from the prior owners for a total purchase price of $477,000. The property is approximately 43 acres and has unlimited water extraction rights from the State of New York. We plan to use this property as our inroads to the New York hemp and infused beverage markets in the future. In order to execute our business plans related to the property we must raise funds. Along with future plans to build a “Cannabis friendly” condos & resort with a farm to food restaurant and winery.

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

WEED Israel Cannabis Ltd.

Through our subsidiary, WEED Israel Cannabis, Ltd., we have had an arrangement with Professor Elka Touitou to conduct clinical trials on cannabis research and studies in Israel. Professor Touitou was the Head of the Innovative Dermal, Transdermal and Transmucosal Delivery Lab at the Institute of Drug Research, The School of Pharmacy, HUJ, now retired but still has HUJ clinical trial & independent studies/lab privileges. Professor Touitou is an internationally renowned authority in the field of drug delivery and design of new technologies for efficient administration of drugs and development of new products. As noted above with our genomic study, there is a strong possibility that we do our initial clinic trials in Israel due to a variety of factors, including the fact that Dr.Touitou is located in Israel, and the fact that Israel has certain advancements in the study of cannabis that we believe would be beneficial to our clinic trial work. We need to raise additional funds in order to conduct our planned operations in Israel.

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

Using annotated genomic data and newly generated phenotypic data, we plan to identify and isolate regions of the genome which are related to growth, synthesis of desired molecules, and environmental compatibility. This complex data set will be utilized in a breeding program to generate and establish new hybrid cultivars which exemplify the traits that are desired by the medical community. This breeding program will produce new seed stocks, clones, cultivars, and intellectual property which will generate value for the business organization. Eventual expansion to Israel will allow us to include human clinical trials thru product development for its domestic and international export markets. WEED looks to conduct these trials to meet the level of FDA required testing in hopes to speed up acceptance in USA once legally allowable.

Sangre plans to develop a translational breeding program to establish a new collection of Cannabis cultivars for the USA national market. In Israel we plan to establish a unique 2nd new collection of Cannabis Cultivars exclusive to WEED for the EU, Australian and Asian marketplace. Using genetic screening technology and micro-propagation, cultivars can be up-selected for specific traits and grown to address the needs of consumers in the medicinal and drug discovery markets. The combination of next generation genomics, selective hybridization, and In Vitro cloning provide us with the tools to enhance new cultivars of patentable Cannabis.

Marketing

We have not developed a marketing plan and do not intend to until we are in the latter stages of the Cannabis Genomic Study and believe we have strains that are marketable for the treatment of disease. At that time we plan to develop a marketing plan for our newly-developed strains of Cannabis and hemp. We believe that if we are successful in developing strains of Cannabis and hemp that effectively treat human and animal diseases then the market for our products will be a vibrant market. We will continue to look to acquire companies with revenue and companies or individuals with unique proprietary strains for future growth. We believe securing intellectual property, where possible, and branding are keys to long term financial success in the emerging global cannabis and hemp industries.

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

General Competition

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

Those companies that would be considered competition once WEED has completed its research and development of commercial products would consist of:

Canopy Growth Corporation fka Tweed. Symbol: WEED.TO and CGC on the NASDAQ. Canopy Growth changed their symbol on the Toronto Stock Exchange from CGC.TO to WEED.TO after WEED hit over $1.5 billion marketcap in January 2018.

Aurora Corporation, symbol: ACB.TO and ACB on the NASDAQ stock exchange

Cronos Group, symbol: CRON.TO and CRON on the NASDAQ stock exchange

Trulieve Cannabis Corp. symbol: CSE: TRUL and OTCQX: TCNNF

TerrAscend Corporation. Symbol: TRSSF on the US. OTCQX

Tilray Brands, Inc. symbol: TRLY.TO and TRLY on the NASDAQ stock exchange

MEDICAL Research Competition

At this point in our development, we believe our competitors are those companies that are attempting study and sequence cannabis DNA with the goal of creating medicines from that research. We do not view ourselves in competition with those companies currently growing and/or selling cannabis for medicinal or recreational “adult use” since we are primarily a research company at this stage. However, in the future WEED looks provide both pharmaceutical grade medicinal products along with non-pharmaceutical products, such as Acapulco Gold suntan lotion as an example. We are aware of companies that supply synthetic cannabinoids and cannabis extracts to researchers for pre-clinical and clinical investigation. We are also aware of various companies that cultivate cannabis plants with a view to supplying herbal cannabis or non-pharmaceutical cannabis-based formulations to patients. These activities have not been approved by the FDA or the TGA in Australia.

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

Applying those competitive factors to WEED, Inc.: our research team has decades of experience (including peer-reviewed publications and conference presentations), we have dedicated over 14,000 square feet of research space to the resolution of cannabis genomics and the development of new strains, our instrumentation is designed to sequence large pieces of DNA (>25,000 bp - 10 times larger than our typical competitors), and we use custom bioinformatics (DNA sequence analysis software) not available to any other competitor in the industry. We believe these factors, along with our strong relationships in the industry and our unique validation protocols, will allow us to measure up favorably when compared to our competition.

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

Colorado State Universities

To the best of our knowledge, Colorado State Universities have conducted Cannabis Genomic Research Initiatives, which is currently seeking to describe the Cannabis genome. The data generated through this effort is provided through the public domain to growers in an effort to stimulate the production of new, high-value stains of Cannabis.

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

Under the Agreement, in exchange for an exclusive license to use the Existing Technologies, we were to pay Yissum a total of USD$1,000,000 as follows: (i) $100,000 within three (3) business days of signing the Technology Agreement (which amount has been paid), (ii) $400,000 on or before May 1, 2019, and (iii) $500,000 on or before December 31, 2019 (together, the “License Payments”). The grant of the exclusive license and the transfer to us of the responsibility for the administration and control of patent activities and patent expenses related to the Existing Technologies was to occur after the USD$400,000 payment due May 1, 2019. However, prior to that payment, WEED terminated the agreement with Yissum. We do not currently plan to revisit our agreement with Yissum in the future. However, we do plan to continue to work with Professor Elka Touitou of Hebrew University of Jerusalem, who remains our selection for Chairperson for our Israeli Scientific Advisory Board, to implement our research and product development along with WEED Israel clinical trials.

Additionally, we consider certain elements of our Cannabis Genomic Study to be trade secrets and we protect it as our intellectual property. In the future, if we are successful in identifying certain Cannabis strains as promising for the treatment of diseases we will seek to patent those strains.

Government Regulation

As of the end of December 2021, 37 states and the District of Columbia allow its citizens to use medical marijuana, and 17 states have legalized cannabis for adult recreational use. The state laws are in conflict with the Federal Controlled Substances Act, which makes marijuana use and possession illegal at the federal level. Prior administrations (namely, President Obama) effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. The current administration (Biden administration) has not yet indicated how it might regulate the marijuana industry at the federal level, but to date there has been very little in terms of action. There is no guarantee that the Biden administration or future administrations will maintain the low-priority enforcement of federal laws in the marijuana industry that was adopted by the Obama administration. Any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to our business and our shareholders.

Further, and while we do not intend to harvest, distribute or sell cannabis currently if we conduct research with the cannabis or industrial hemp plant or lease buildings to growers of cannabis, etc., we could be deemed to be participating in cannabis cultivation, which remains illegal under federal law, and exposes us to potential criminal liability, with the additional risk that our properties could be subject to civil forfeiture proceedings.

Currently, there are no approvals needed in order to sequence the cannabis genome, which is what been conducted by Sangre. However, prior to doing any research into the medical applications of the cannabis plant once the study is completed, we will need to obtain medicinal cannabis and hemp research licenses from the State of Colorado, Arizona and New York State. Additionally, if we ever cultivate and process cannabis plants, we will need cultivation and processing licenses from the State of Colorado Arizona and New York State which covers cannabis and hemp. These licenses will cost approximately $1,000 to $5,000 per license, and likely take approximately six months to 1 year to obtain.

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

Le Veta, Colorado Properties

On July 26, 2017, we acquired property located in La Veta, Colorado in order for Sangre to complete its Proposed 5-Year, $15+ million Cannabis Genomic Study. The site includes a 10,000+ sq. ft. building that will house Sangre’s genomic research facility, a 4,000+ square foot building for plant product analytics and plant product extraction, a 3,500 sq. ft. corporate office center, and 25 RV slots with full water and electric, which we plan to convert into a series of small research pods. Under the terms of the purchase agreement, we paid $525,000 down, including 25,000 shares of our common stock, and Sangre took immediate possession of the property. Under the terms of the purchase we were obligated to pay an additional $400,000 in cash and issue an additional 75,000 shares of our common stock over the next two years in order to pay the entire purchase price. On January 12, 2018, we entered into an Amendment No. 1 to the $475,000 principal amount promissory note issued by us to the seller of the property, under which both parties agreed to amend the purchase and the promissory note to allow us to payoff the note in full if we paid $100,000 in cash on or before January 15, 2018 and issued the seller 125,000 shares of common stock, restricted in accordance with Rule 144, on before January 20, 2018. Through an escrow process, we paid the seller $100,000 in cash and issued him 125,000 shares of common stock in accordance with the Amendment No. 1, in exchange for a full release of the deed of trust that was securing the promissory note, on January 17, 2018. As a result, the $475,000 principal promissory note issued to the seller is deemed paid-in-full and fully satisfied and we own the property without encumbrances. To date we have spent $354,000 renovating the property and an additional $400,000 on extraction and analytical lab equipment. Our plans to complete the property renovations, at an estimated cost of $300,000, are currently on hold pending future financing. We will need additional extraction equipment and analytical lab equipment, totaling approximately $700,000. We will need to raise additional funds in order to complete the planned renovations and pay the purchase price for the equipment.

On January 3, 2018, Sangre closed on the purchase of a condominium in La Veta, Colorado. Sangre paid $140,000 in cash for the condominium which is a three story condominium, with three bedrooms and three bathrooms and is approximately 1,854 square feet. This property was sold in 2020 for $175,000 as it was no longer needed to house personnel due to our clinical trials and research studies are to be moved to Israel.

In February 2018, we closed on the purchase of property, consisting of a home in Cucharus, Colorado to house company personnel and consultants for total consideration approximating $1,200,000. The home has 5 bedrooms and 3 bathrooms. Under the terms of the purchase agreement, we paid $150,000 down, entered into a note payable in the amount of approximately $1,041,000. We secured a below-market interest rate of 1.81% based on the short-term nature of the term. This note was repaid on October 5, 2018. Sangre took immediate possession of the property. We acquired these properties for the purpose of housing personnel we believe are vital to the 5-year Cannabis Genomic Study. La Veta, Colorado is a small town without many rentals, so it became necessary to find more permanent housing in and around La Veta, Colorado for those that will be working with Sangre on the study.

We currently own the $1.2 million dollar property in Cucharus, CO used as WEEDS corporate headquarters that was to house Sangre personnel, is on the market to sell in order to keep our options open and to fund other operations, and we may or may not consummate a sale of the property, depending on the timing of future financing. The 35 acre, 5300+ sq ft., hilltop custom log home is currently up for sale.

New York Property

On November 22, 2021, we acquired certain improved property located in Westfield, New York from DiPaolo for a total purchase price of $477,000. The property is approximately 43 acres and has unlimited water extraction rights from the State of New York. We plan to use this property as our inroads to the New York hemp and infused beverage markets in the future. In order to execute our business plans related to the property we must raise funds.

Employees

As of December 31, 2021, we employed two people on a full time basis, namely Glenn E. Martin and Nicole M. Breen. As of December 31, 2021, WEED Israel Cannabis Ltd. had one consultant. As of December 31, 2021, WEED Australia Ltd. had three consultants. WEED Hong Kong Limited has hired; Ed Lehman of Lehman, Lee and Xu as corporate counsel and Lehman, Lee and Xu Corporate Services Limited as WEED HKs legal representative in China and Hong Kong.

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

Importantly during 2021, our focus on providing a positive work environment on workplace safety have enabled us to preserve business continuity without sacrificing our commitment to keeping our colleagues and workplace visitors safe during the COVID-19 pandemic. We took immediate action at the onset of the COVID-19 pandemic to enact rigorous safety protocols in our facilities by improving sanitation measures, implementing mandatory social distancing, use of facing coverings, reducing on-site workforce through staggered shifts and schedules, remote working where possible, and restricting visitor access to our locations. We believe these actions helped minimize the impact of COVID-19 on our workforce.

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

You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages of development. We may not successfully address these risks and uncertainties or successfully complete our studies and/or implement our existing and new products. If we fail to do so, it could materially harm our business and impair the value of our common stock. Even if we accomplish these objectives, we may not generate the positive cash flows or profits we anticipate in the future. We were incorporated in the State of Arizona on August 20, 1999. From 2005 until 2015, we were an exploration stage mineral exploration company that owned a number of unpatented mining claims and Arizona State Land Department claims. On November 26, 2014, our Board of Directors approved the redomestication of our company from Arizona to Nevada and we shifted our business focus to a company concentrating on the development and application of cannabis-derived compounds for the treatment of human disease. Although (i) on November 22, 2021, we completed our acquisition of the Sugar Hill Golf course property for possible use in a planned entry into the hemp and infused beverage market, and (ii) our subsidiary, Sangre, has begun its planned five-year Cannabis Genomic Study to complete a global genomic classification of the Cannabis plant genus, we need substantial funding to enter the hemp and infused beverage industry and for the completion of the Cannabis Genomic Study both of which are likely years away. Unanticipated problems, expenses and delays are frequently encountered in establishing a new business, conducting research, and developing new products. These include, but are not limited to, inadequate funding, unforeseen research issues, lack of consumer acceptance, competition, product development, and inadequate sales and marketing. The failure by us to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail operations. No assurance can be given that we can or will ever operate profitably.

We may not be able to meet our future capital needs.

To date, we have not generated any revenue and we have limited cash liquidity and capital resources. Our future capital requirements will depend on many factors, including the success of our planned entry into the hemp and infused beverage market, the progress and results of our Cannabis Genomic Study, our ability to develop products, cash flow from operations, and competing market developments. We anticipate the Cannabis Genomic Study will cost approximately $15,000,000 to complete, and that we will need approximately $5,000,000 to enter into the planned entry into the hemp and infused beverage market. We will also need additional working capital in the near future. Any equity financings will result in dilution to our then-existing stockholders. Although we currently do not have any debt financing, any sources of debt financing in the future may result in a high interest expense. Any financing, if available, may be on unfavorable terms. If adequate funds are not obtained, we will be required to reduce or curtail operations.

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

Although we have plans to be a company with a multitude of business segments, one of our first forays into medical cannabis research is the 5-year cannabis genomic study being conducted by Sangre. In the event that we are unable to complete the 5-year study for any reason, such as the inability to complete our planned human clinical trials in phases 2 and 3 of the study, or if those trials are not successful, then it could significantly impact our business.

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

As of December 2021, 37 states and the District of Columbia allow its citizens to use medical marijuana, and 17 states have legalized cannabis for adult recreational use. The state laws are in conflict with the Federal Controlled Substances Act, which makes cannabis use and possession illegal on a national level. Prior administrations (namely, President Obama) effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. The current administration (Biden administration) has not yet indicated how it might regulate the marijuana industry at the federal level, but to date there has been very little in terms of action. There is no guarantee that the Biden administration or future administrations will maintain the low-priority enforcement of federal laws in the marijuana industry that was adopted by the Obama administration. Any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to our business and our shareholders.

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

As detailed elsewhere in this Annual Report we have several business opportunities that we either cannot continue or cannot begin without raising substantial funds either in this Offering or through other sources. Notably, we have closed on the golf course property in New York and we have an opportunity to enter the hemp and infused beverage market since the property has water extraction rights. However, like our other business opportunities we will need to raise substantial funds to execute on these business plans.

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

ITEM 2 – PROPERTIES

Le Veta, Colorado Properties

On July 26, 2017, we acquired a property located in La Veta, Colorado in order for Sangre to complete its 5-Year, $15+ million Cannabis Genomic Study. The site includes a 10,000+ sq. ft. building that will house Sangre’s genomic research facility, a 4,000+ square foot building for plant product analytics and plant product extraction, a 3,500 sq. ft. corporate office center, and 25 RV slots with full water and electric, which we plan to convert into a series of small research pods. Under the terms of the purchase agreement, we paid $525,000 down, along with 25,000 shares of our common stock, and Sangre took immediate possession of the property. We were obligated to pay an additional $400,000 in cash and issue an additional 75,000 shares of our common stock over the two next years in order to pay the entire purchase price. To date we have spent $354,000 renovating the property and an additional $400,000 on extraction and analytical lab equipment. We plan to complete the property renovations at an estimated cost of $300,000, if we raise sufficient funding. We will need additional extraction equipment and analytical lab equipment, totaling approximately $700,000. During the year ended December 31, 2019, construction in progress in the amount of $499,695 was fully impaired due to the fact we may not receive funds to complete the research facility center project. There was no work performed on the facility in 2019 - 2021. We will need to raise additional funds in order to complete the planned renovations and pay the purchase price for the equipment.

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

New York Property

On November 22, 2021, we closed the purchase of property located in Westfield, New York known as the Sugar Hill Golf Course. The final purchase was pursuant to the terms of an amended foreclosure proceeding that began in July 2019 wherein we were the winning bidder. Under terms of our bid the total purchase price for the property was $477,000, of which we paid $120,000 as a deposit. Thereafter our agreement to purchase the property from foreclosure was amended and extended several times and we made numerous $10,000 monthly payments and several additional payments related to the extension to close the purchase, all of which led up to the December 1, 2021 deadline when approximately $172,000 was owed under the terms of the foreclosure. In mid-November 2021, we paid the final $172,000 and the final deed documents were recorded with the Chautauqua County, NY Clerk’s Office on November 22, 2021. We also paid approximately $50,000 in taxes and fees related to the property.

The property is approximately 43 acres and has unlimited water extraction rights from the State of New York. We plan to use this property as our inroads to the New York hemp and infused beverage markets in the future. There are no current plans or budget to proceed with operations in New York.

On November 2, 2021, we borrowed $300,000 from Glenn E. Martin, one of our officers and directors, in order to pay the final payment of $172,000 to acquire the Sugar Hill Golf Course. Under the terms of the promissory note, the principal amount bears interest at five percent (5%) per annum and matures on December 31, 2022.

ITEM 3 – LEGAL PROCEEDINGS

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTCQB-tier of OTC Markets under the symbol “BUDZ.” We were originally quoted over-the-counter on November 2009. We started being quoted on the OTCQB-tier of OTC Markets on September 13, 2018. As of March 28, 2022, we had 20,832,685 shares of our common stock outstanding. The following table sets forth the high and low bid information for each quarter within the two most recent fiscal years, as estimated based on information on OTC Markets. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year		Bid Prices
Ended
December 31,	Period	High	Low
2020	First Quarter	$0.41	$0.21
	Second Quarter	$0.48	$0.18
	Third Quarter	$0.25	$0.18
	Fourth Quarter	$0.32	$0.19

2021	First Quarter	$2.05	$0.22
	Second Quarter	$0.72	$0.41
	Third Quarter	$0.39	$0.27
	Fourth Quarter	$0.41	$0.26

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

Holders

As of December 31, 2021, there were 119,222,685 shares of our common stock outstanding held by approximately 275 holders of record and numerous shares held in brokerage accounts. As of March 30, 2022, there were 120,832,685 shares of our common stock outstanding held by 275 holders of record. Of these shares, 45,440,680 were held by non-affiliates. As of June 30, 2021, we had 42,265,680 shares held by non-affiliates. On the cover page of this filing we value the 42,265,680 shares held by non-affiliates as of June 30, 2021 at $17,328,929. These shares were valued at $0.41 per share, based on our closing share price on June 30, 2021.

As of December 31, 2021, we did not have any shares of preferred stock issued or outstanding.

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

Currently, we do not have any equity compensation plans. As a result, we did not have any options, warrants or rights outstanding under equity compensation plans as of December 31, 2021.

Recent Issuance of Unregistered Securities

During the year ended December 31, 2021, we issued 2,200,000 shares of common stock for proceeds of $560,000. 50,000 shares valued at $356,250 carried from prior year were not issued at December 31, 2021, and such amount has been included in subscriptions payable. All such securities were issued pursuant exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering, as noted below.

During the year ended December 31, 2021, we agreed to issue an aggregate of 3,650,000 shares of common stock to consultants for services performed. The total fair value of common stock was $2,002,850 based on the closing price of our common stock earned on the measurement date. The issuances of the shares were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investors were sophisticated, familiar with our operations, and there was no solicitation.

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

Overview

Currently, WEED and its subsidiaries are working on or planning for several different business opportunities in the cannabis & hemp field, including, but not limited to: both indoor and outdoor “grows”, cultivations & harvest for research, product development, processing and manufacturing of both Pharma & non-Pharma products, services, therapeutics, and treatments on a global basis for both the Medical Cannabis & Hemp (<.03 thc) global market space. Long terms goals include hopeful cures for many diseases and ailments for both man & animals utilizing the Cannabaceae plant and its derivatives. We will need additional financing to attempt to accomplish these goals.

Second, on November 22, 2021, WEED completed the purchase of the Sugar Hill Golf course property located in the town of Portland, New York. WEED’s acquisition of this ~43 acre property with ~2000 ft. of Lake Erie waterfront also comes with the “unlimited water extractions rights” from Lake Erie related to the property, along with a complete wastewater management plant. WEED’s initial plan is to utilize the property to access the hemp and infused beverage markets as our property in the middle of the largest concord grape producing region of the United States. In the future, WEED may look to use the unique property infrastructure to build a luxury condos & resort development in the most natural settings to be ESG compliant in conjunction to WEEDs forming its Social Equity Advisory Council (SEAC) to create Diversity & Equality in our industry. This project is only in its conceptual stage, no funding or plans have been developed other than the proposed name: The 4 Winds Luxury condos & resort to be “Cannabis Friendly” which would be a “FIRST” in the nation.

Third, WEED established WEED Australia Ltd. and its wholly owned Cannabis Institute of Australia (C.I.A.) in Australia in March of 2017, for the purpose of conducting cannabis and hemp research and potentially developing products and educational services in and for Australians as stated above. C.I.A. is a non-profit entity formed for the purpose of conducting cannabis and hemp research with universities and other non-profits to protect all intellectual rights, properties and usage in our highly regulated industry. The C.I.A. has the potential to develop products in Australia for domestic research and development of products, services and educational purposes to all seven States and territories, including Tasmania, to be marketed globally.

Our first business opportunity was, and continues to be, through our wholly-owned subsidiary, Sangre AT, LLC (“Sangre”), where we are focused on the development and application of cannabis-derived compounds for the treatment of human disease and animal ailments. To that end Sangre, was working on a planned five-year Cannabis Genomic Study to complete a genetic blueprint of the Cannabis plant genus, by creating a global genomic classification of the entire plant. Sangre completed a 1-2 year Pilot Study in 2017 & 2018 at the University of Texas-Galveston thru Industrial Metagenomics at a cost of nearly $1 million USD. Sangre completed the pilot study with 30 cultivars from strains collected worldwide that included 30 strains (twenty-four female and six male). These results are highly proprietary and the basis of future studies to come. We need to raise additional funds to continue the next steps in our Cannabis Genomic Study.

On May 14th, 2018, the 70Th Anniversary of the statehood of Israel, WEED formed its wholly owned subsidiary, WEED Israel Cannabis Ltd., with the goal of completing and adding to the noted studies above. As such, WEED Israel worked with the Hebrew University in Jerusalem and with the top scientists globally in the field of Cannabis & hemp. To that effect, WEED Israel looked to conduct clinical trials and product development that would be the quality and acceptability of the FDA in the United States. Due to current laws and conditions in the USA, all research results and product development for both Pharma & Non-Pharma products, cannot be introduced the United States marketplace. Since starting in 2018, the USA has made vast improvements and advancements in the legalization of both Cannabis and hemp. As of the end of 2021 there are 37 States that have approved a State level medical cannabis and hemp programs, along with the District of Colombia. In addition, there are 17 States that have implemented or approved the “Adult Use” psyhcoactive aspects of high THC usage of cannabis.

In conjunction with WEED Israel Cannabis Ltd., we made arrangements with Professor Elka Touitou to be the head of WEEDs Israeli Advisory Board to lead and assist us with clinical trials in cannabis & hemp research studies in Israel. Professor Touitou was the Head of the Innovative Dermal, Transdermal and Transmucosal Delivery Lab at the Institute of Drug Research, The School of Pharmacy, HUJ, now retired but still has HUJ clinical trial & independent studies/lab privileges. Professor Touitou is an internationally renowned authority in the field of drug delivery and design of new technologies for efficient administration of drugs and development of new products. Professor Touitou has been involved in Cannabinoid research since 1988 at The Hebrew University of Jerusalem, (HUJ) Jerusalem, Israel. Previously, WEED was in the process of buying Professor Touitou’s various patents to include the bioavailability aspects of the cannabaceae plant. However, after expending over $500,000 USD to acquire the Professor Touitou’s patents, we had to terminate the agreement in 2019 due to the downturn of the Cannabis marketplace, and specifically as to public cannabis companies, which could not be resumed due to the Covid pandemic that was/is still ongoing globally. We have kept in constant contact with Professor Touitou thru our Managing Director of WEED Israel, Mr. Elliot Kwestel. As of 2022, Dr. Touitou still has interest in working with WEED to complete the purchase of her patents and begin clinical trials upon proper funding.

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

This discussion and analysis should be read in conjunction with our financial statements included as part of this Annual Report.

Results of Operations for the Years Ended December 31, 2021 and 2020

	Year Ended December 31,
	2021	2020

Revenue	$-	$-

Operating expenses:

General and administrative expenses	797,683	313,917
Professional fees	1,873,904	3,616,760
Depreciation and amortization	129,789	145,797
Total operating expenses	2,801,376	4,076,474

Loss from operations	(2,801,376)	(4,076,474)

Other expense

Interest expense	(39,244)	(40,828)
Gain on extinguishment of debt	-	5,277
Gain on sale of fixed asset	-	46,948
Other expense	(1,230)	-
Total other expense, net	(40,474)	11,397

Net income (loss)	$(2,841,850)	$(4,065,077)

Operating Loss; Net Loss

Our comprehensive net loss decreased by $1,224,183, from ($4,064,588) to ($2,840,405), from the year ended 2020 compared to 2021. Our operating loss decreased by $1,275,098, from ($4,076,474) to ($2,801,376) for the same period. The decrease in operating loss is primarily a result of a significant decrease in our professional fees, partially offset by an increase in our general and administrative expenses. The decrease in our net loss is largely a result of our operating loss decrease. These changes are detailed below.

Revenue

We have not had any revenues since our inception. Prior to October 1, 2014, we were an exploration stage mineral exploration company that owned a number of unpatented mining claims and Arizona State Land Department claims. In late 2014, we changed our short-term and long-term business focus to the medical cannabis sector. Once we have sufficient funding, we plan to research and possibly enter the hemp and infused beverage industry through our newly acquired property in New York, and conduct Sangre’s Cannabis Genomic Study and process those result. In the long-term we plan to be a company focused on purchasing land and building commercial grade “Cultivation Centers” to consult, assist, manage & lease to licensed dispensary owners and organic grow operators on a contract basis, with a concentration on the legal and medical marijuana (Cannabis) sector. Our long-term plan is to become a True “Seed-to-Sale” company providing infrastructure, financial solutions and real estate options in this new emerging market, worldwide. We plan to make our brand global and therefore we will look for opportunities to conduct future research, marketing, import and exporting, and manufacturing of any proprietary products on an international level.

General and Administrative Expenses

General and administrative expenses increased by $483,766, from $313,917 for the year ended December 31, 2020 to $797,683 for the year ended December 31, 2021, primarily due to increases in our consulting services and salary.

Professional Fees

Our professional fees decreased during the year ended December 31, 2021 compared to the year ended December 31, 2020. Our professional fees were $1,873,904for the year ended December 31, 2021 and $3,616,760 for the year ended December 31, 2020. These fees are largely related to fees paid for legal and accounting services, along with compensation to independent contractors, and increased primarily as a result of increased stock-based compensation awards and the value attributed to those shares of stock. We expect the amount of professional fees we pay in cash to grow steadily as our business expands. However, the amount attributed to the stock-based compensation could decrease in periods when our stock price is lower, if we continue to use stock-based compensation. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization

During the year ended December 31, 2021, we had depreciation and amortization of $129,789, compared to $145,797 in the year ended December 31, 2020. The depreciation and amortization expense in 2021 and 2020 was related to properties and trademarks.

Interest Expense

Interest expense decreased from ($40,828) to ($39,244) for the year ended December 31, 2021 compared to the same period in 2020. Our interest expense primarily relates to interest on short-term loans.

Gain on Extinguishment of Debt

During the year ended December 31, 2021, we did not have a gain or loss on extinguishment of debt, compared to a gain on extinguishment of debt of $5,277 in the year ended December 31, 2020. The gain on extinguishment of debt in 2020 was related to shares issued for relief of payables.

Other Expense

During 2021, we had other expense of $1,230, compared to $0 in 2020. In 2020, the other expense primarily related to credit card finance charges.

Liquidity and Capital Resources

Introduction

During the years ended December 31, 2021 and 2020, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of December 31, 2021 was $19,654 and our monthly cash flow burn rate was approximately $40,000. Our cash on hand was primarily proceeds from the sales of our securities. We currently do not believe we will be able to satisfy our cash needs from operations for many years to come.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2021 and 2020, respectively, are as follows:

	December 31, 2021	December 31, 2020	Change

Cash	$19,654	$12,629	$7,025
Total Current Assets	41,918	255,134	(213,216)
Total Assets	1,959,225	1,818,997	140,228
Total Current Liabilities	1,341,725	937,278	404,447
Total Liabilities	$1,341,725	$937,278	404,447

Our current assets decreased by $213,216 as of December 31, 2021 as compared to December 31, 2020, primarily due to decreases in prepaid expenses and deposits, offset by a slight increase in cash. The increase in our total assets between the two periods was primarily attributed to increases in land, building, computers and equipment, and property and equipment, partially offset by decreases in our prepaid expenses and deposits.

Our current liabilities and total liabilities increased by $404,447, as of December 31, 2021 as compared to December 31, 2020. This increase in liabilities as of December 31, 2021 was primarily related to increases in our accounts payable, accrued officer compensation, accrued interest, and notes payable, related parties, partially offset by a decrease in our notes payable – in default, compared to December 31, 2020.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available as of December 31, 2021 of $19,654 and $12,629 on December 31, 2020. Based on our revenues, cash on hand and current monthly burn rate of approximately $40,000, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $568,914 for the year ended December 31, 2021, as compared to $430,987 for the year ended December 31, 2020. In 2021, the net cash used in operating activities consisted primarily of our net loss of ($2,841,850), offset by estimated fair value of stock-based compensation of $2,002,850, depreciation and amortization of $129,789, and imputed interest on RP loan of $16,226, adjusted by increases in prepaid expenses and deposits of $8,241, and increases in accounts payable of $3,880 and accrued expenses of $111,949. In 2020, the net cash used in operating activities consisted primarily of our net loss of ($4,065,077), offset by estimated fair value of stock-based compensation of $2,015,911, estimated fair of shares issued for services of $1,407,200, depreciation and amortization of $145,797, gain on sale of fixed asset of $46,948, and gain on relief of payable of $5,277, adjusted by an increases in prepaid expenses and other assets of $118,704, and increases in accounts payable of $45,073 and accrued expenses of $172,484.

Investments

In 2021, we had net cash used in investing activities of $271,233, consisting entirely of purchases of property and equipment. In 2020, we have net cash from investing activities of $163,590, consisting entirely of proceeds from sales of fixed asset.

Financing

Our net cash provided by financing activities for the year ended December 31, 2021 was $848,617, compared to $277,028 for the year ended December 31, 2020. For the period in 2021, our financing activities related to proceeds from the sale of common stock of $560,000, and proceeds from notes payable, related party of $338,201, offset by repayments on notes payable of ($49,971). For the period in 2020, our financing activities related to proceeds from the sale of common stock of $295,000, proceeds from notes payable - related party of $64,100, and proceeds from notes payable of $10,201, offset by repayments on notes payable – related party of $30,000 and repayments of notes payable of $62,273.

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

ITEM 9A – CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the period ended December 31, 2021, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2021, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

There are no changes to report during our fiscal quarter ended December 31, 2021.

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

Name	Age	Position(s)

Glenn E. Martin	68	President, Chief Executive Officer, Chief Financial Officer and a Director

Nicole M. Breen	45	Secretary, Treasurer and a Director

Glenn E. Martin was appointed as our President, Chief Executive Officer and Chief Financial Officer on September 30, 2014. Mr. Martin has been a Director since January 1, 2005. Mr. Martin was our President from 2005 until 2012. Between July 2012 and September 2014, there was a dispute with our Board of Directors and Mr. Martin remained on the Board of Directors but was no longer our Chief Executive Officer or Chief Financial Officer. During this time he was still involved with our company and was reinstated to those positions in September 2014. Prior to joining United Mines, Mr. Martin has served in an executive capacity with several different companies. From 1988 through the fall of 1992, Mr. Martin was Executive Director of World Trade Center, Tucson, a subsidiary of the former Twin Towers in New York City. In this position he oversaw the day to day operation, including projects, programs, and seminars for the U.S. Dept. of Commerce associate office in the W.T.C., Tucson promoting D.O.C. programs, servicing clients for both the D.O.C. and Small Business administration. During his tenure with World Trade Center he served as speaker for international trade seminars and the AIESEC (U.S) National Leadership Seminars. Member; Hong Kong Trade Association 1988 to present. Member; Society of Mining, Metallurgy & Exploration (2008) Guest speaker at Inaugural HKBAH Annual Event in May 2010 & member of Hong Kong Business Association of Hawaii (2010)

During our fiscal years ended December 31, 2021 and December 31, 2020, Mr. Martin received $0 and $0, respectively, in cash compensation for his services. As of December 31, 2021, we owe Mr. Martin $272,000 in cash compensation for his services. Mr. Martin did not receive shares of our common stock as compensation for the years ended December 31, 2021 and December 31, 2020. As of March 28, 2022, Mr. Martin owned, beneficially-owned, or controlled an aggregate of 55,841,078 shares of our common stock. Mr. Martin has not sold any shares of his stock since inception in January 2005.

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

During our fiscal years ended December 31, 2021 and December 31, 2020, Ms. Breen received $80,500 and $24,000, respectively, in cash compensation for her services. As of December 31, 2021, we owe Ms. Breen $93,750 in cash compensation for her services. As of March 28, 2022, Ms. Breen owned, beneficially-owned, or controlled an aggregate of 19,631,593 shares of our common stock.

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

Committees

All proceedings of the board of directors for the year ended December 31, 2021 were conducted by resolutions consented to in writing by the board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

Nomination Procedures For Appointment of Directors

As of December 31, 2021, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

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

During the fiscal year ended December 31, 2021, to the Company’s knowledge, the following delinquencies occurred:

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

ITEM 11 - EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2021;

(b)	each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2021 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2021,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2021, 2019 and 2018, are set out in the following summary compensation table:

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last three fiscal years:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Glenn E. Martin	2021	96,000	(2)	-0-	-0-	-0-	-0-	-0-	-0-	96,000	(2)
President, CEO,	2020	96,000		-0-	-0-	-0-	-0-	-0-	-0-	96,000
CFO(1)	2019	96,000		-0-	-0-	-0-	-0-	-0-	-0-	96,000

Nicole M.	2021	78,000	(4)	-0-	-0-	-0-	-0-	-0-	-0-	78,000	(4)
Breen, Secretary	2020	78,000		-0-	-0-	-0-	-0-	-0-	-0-	78,000
and Treasurer(3)	2019	79,500		-0-	-0-	-0-	-0-	-0-	-0-	79,500

(1)	Mr. Martin was appointed President, Chief Executive Officer, and Chief Financial Officer on September 30, 2014.

(2)	All $96,000 owed to Mr. Martin was accrued in 2021.

(3)	Ms. Breen was appointed Secretary and Treasurer on September 30, 2014.

(4)	Ms. Breen was paid $80,500 in 2021.

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

The following table sets forth director compensation for 2021:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Glenn E. Martin	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Nicole M. Breen	-0-	-0-	-0-	-0-	-0-	-0-	-0-

No director received compensation for the fiscal years December 31, 2021 and December 31, 2020. We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2021:

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

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve-month period ended December 31, 2021.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 28, 2022, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock

Title of Class	Name and Address of Beneficial Owner(2)	Nature of Beneficial Ownership	Amount		Percent of Class (1)

Common Stock	Glenn E. Martin (3)	President, CEO, CFO, and Director	57,174,412	(4)	47.3%

Common Stock	Nicole M. Breen (3)	Secretary, Treasurer, and Director	19,631,593	(4)	16.7%

Common Stock	All Officers and Directors as a Group (2 people)		76,806,005	(4)(5)	64%

(1)	Unless otherwise indicated, based on 120,832,685 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Unless indicated otherwise, the address of the shareholder is 4920 N. Post Trail, Tucson, AZ 85750.

(3)	Indicates one of our officers or directors.

(4)	Includes 80,666 shares of common stock held in the name of Tanque Verde Valley Missionary Society, an entity controlled by Mr. Martin, as well as options to acquire 4,000,000 shares of our common stock at an exercise price of $10.55 per share. The options are exercisable at the discretion of the holder and expire 10 years from the date of grant.

(5)	Includes 305,505 shares of common stock held in the name of GEM Management Group, LLC, an entity controlled by Ms. Breen, an aggregate of 15,927 shares of common stock held in the name of Ms. Breen’s children, and 4,012,972 held in the name of Ryan Breen, Ms. Breen’s husband. Also includes options to acquire 2,000,000 shares of our common stock at an exercise price of $10.55, which options expire ten years from the date of grant.

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

On October 1, 2016, we granted 7,000,000 shares of common stock to Glenn E. Martin, our Chief Executive Officer, as a bonus for services to be performed from January 1, 2017 to December 31, 2021, as our primary executive officer, pursuant to an amended employment agreement. The total fair value of the common stock was $700,000 based on the closing price of our common stock on the date of grant.

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

On October 1, 2016, we granted 4,000,000 shares of common stock to Nicole Breen, our Secretary and Treasurer, for services to be performed from January 1, 2017 to December 31, 2021, in those capacities, pursuant to an amended employment agreement. The total fair value of the common stock was $400,000 based on the closing price of our common stock on the date of grant.

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

Notes Payable

On various dates, we received advances from our Chief Executive Officer, Glenn Martin, and our Secretary, Nicole Breen. Mr. Martin and Ms. Breen own approximately 50% and 20% of our common stock, respectively. The unsecured interest bearing loans at 5% are due on demand. As of December 31, 2021, we owed Mr. Martin $300,000 and Ms. Breen $309,700 under these notes.

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

Corporate Governance

As of December 31, 2021, our Board of Directors consisted of Glenn E. Martin and Nicole M. Breen. As of December 31, 2021, we did not have any directors that qualified as “independent directors” as the term is used in NASDAQ rule 5605(a)(2).

Our current Board of Directors consists of Glenn E. Martin and Nicole M. Breen as our only directors.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2021 and December 31, 2020 for professional services rendered by M&K CPAS, PLLC, for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Audit Fees and Audit Related Fees	$29,750	$28,000
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$29,750	$28,000

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

(a)(2)       Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)       Exhibits

Refer to (b) below.

Item No.	Description

3.1 (1)	Articles of Incorporation of WEED, Inc.

3.2 (1)	Bylaws of WEED, Inc.

10.1 (1)	Share Exchange Agreement by and between WEED, Inc. and Sangre AT, LLC dated April 20, 2017

10.2 (1)	Promissory Note dated July 26, 2017 issued to A.R. Miller for acquisition of La Veta, CO Property

10.3 (1)	Deed of Trust dated July 26, 2017 related to acquisition of La Veta, CO Property

10.4 (2)	Form of Securities Purchase Agreement

10.5 (2)	Form of Warrant Agreement

10.6 (2)	Purchase and Sale Agreement by and between WEED, Inc. and Greg DiPaolo’s Pro Am Golf, LLC dated October 24, 2017

10.7 (3)	Amendment No. 1 to Promissory Note by and between WEED, Inc. and A.R. Miller dated January 12, 2018

10.8 (3)	Amended & Restated Employment Agreement with Glenn E. Martin dated February 1, 2018

10.9 (3)	Amended & Restated Employment Agreement with Nicole M. Breen dated February 1, 2018

10.10 (3)	Form of WEED, Inc. Restricted Stock Agreement

10.11 (3)	Form of WEED, Inc. Notice of Grant of Non-Qualified Stock Options

10.12 (3)	Wage Settlement and Release Agreement with Ryan Breen dated February 1, 2018

10.13 (4)	Second Addendum to Purchase and Sale Agreement Greg DiPaolo’s Pro Am Gold, LLC dated February 19, 2018

10.14 (5)	Exclusive License and Assignment Agreement with Yissum Research Development Company of the Hebrew University of Jerusalem, Ltd. dated March 1, 2019

10.15 (5)	Consulting Agreement with Yissum Research Development Company of the Hebrew University of Jerusalem, Ltd. and Prof. Elka Touitou dated March 1, 2019

10.16 (7)	Promissory Note issued by WEED, Inc. to Glenn E. Martin dated November 2, 2021

21.1 (6)	Subsidiaries of WEED, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from our Registration Statement on Form S-1 filed with the Commission on August 11, 2017.

(2)	Incorporated by reference from the Amendment No. 1 to our Registration Statement on Form S-1 filed with the Commission on November 16, 2017.

(3)	Incorporated by reference from the Amendment No. 2 to our Registration Statement on Form S-1 filed with the Commission on February 1, 2018.

(4)	Incorporated by reference from the Amendment No. 3 to our Registration Statement on Form S-1 filed with the Commission on April 30, 2018.

(5)	Incorporated by reference from the Current Report on Form 8-K filed with the Commission on March 7, 2019.

(6)	Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on April 16, 2019.

(7)	Incorporated by reference from the Current Report on Form 8-K filed with the Commission on December 10, 2021.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEED, Inc.

Dated: March 31, 2022		/s/ Glenn E. Martin
	By:	Glenn E. Martin
	Its:	Chief Executive Officer (Principal Executive Officer), President, and Chief Financial Officer (Principal Financial Officer)

Dated: March 31, 2022		/s/ Nicole M. Breen
	By:	Nicole M. Breen
	Its:	Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2022		/s/ Glenn E. Martin
	By:	Glenn E. Martin, Director

Dated: March 31, 2022		/s/ Nicole M. Breen
	By:	Nicole M. Breen, Director

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary Data

Not applicable

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of WEED, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of WEED, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two- year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its consolidated operations and its cash flows for each of the years in the two- year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, the Company has not yet generated any significant revenue, has incurred recurring losses from operations, generated negative cash flows from operating activities and had an accumulated deficit that raises substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans in regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

As discussed in Note 2, the Company has not yet generated any significant revenue, has incurred recurring losses from operations, generated negative cash flows from operating activities and had an accumulated deficit that raises substantial doubt about the Company’s ability to continue as a going concern.

Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses, which are difficult to substantiate.

We evaluated the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

www.mkacpas.com

We have served as the Company’s auditor since 2017.

Houston, Texas
March 31, 2022

WEED, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS

CURRENT ASSETS:
Cash	$19,654	$12,629
Accounts Receivable	822	822
Prepaid expenses	21,442	29,683
Deposits	-	212,000
TOTAL CURRENT ASSETS	41,918	255,134

Land	383,027	124,708
Building	1,977,973	1,759,292
Computers & Equipment	79,915	73,681
Leasehold improvements	5,000	5,000
	2,445,915	1,962,681

Less: Accumulated depreciation	(569,184)	(441,918)

Property and equipment, net	1,876,731	1,520,763

Trademark	50,000	50,000
Less: Accumulated amortization	(9,424)	(6,900)
Trademark, net	40,576	43,100

TOTAL ASSETS	$1,959,225	$1,818,997

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$245,857	$241,977
Accrued expense	16,500	18,500
Accrued officer compensation	365,750	272,250
Accrued interest	50,887	30,437
Notes payable, related parties	596,401	258,200
Notes payable - in default	65,607	115,191
Due to officer	723	723

TOTAL CURRENT LIABILITIES	1,341,725	937,278

TOTAL LIABILITIES	1,341,725	937,278

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 200,000,000 authorized, 119,222,685 and 113,372,685 issued and outstanding, respectively	119,223	113,373
Additional paid-in capital	82,976,493	80,403,267
Subscription payable	356,250	356,250
Accumulated deficit	(82,832,901)	(79,991,051)
Accumulated other comprehensive loss:
Foreign currency translation	(1,565)	(120)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	617,500	881,719

TOTAL LIABILITIES & STOCKERHOLDERS’ EQUITY (DEFICIT)	$1,959,225	$1,818,997

The accompanying notes are an integral part of the condensed consolidated financial statements

  WEED, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years
	Ended December 31,
	2021	2020
REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	797,683	313,917
Professional fees	1,873,904	3,616,760
Depreciation & amortization	129,789	145,797
Total operating expenses	2,801,376	4,076,474

NET OPERATING LOSS	(2,801,376)	(4,076,474)

OTHER INCOME (EXPENSE)
Interest expense	(39,244)	(40,828)
Gain on extinguishment of debt	-	5,277
Gain on sale of fixed asset	-	46,948
Other expense	(1,230)	-

TOTAL OTHER INCOME (EXPENSE)	(40,474)	11,397

NET LOSS BEFORE INCOME TAX	(2,841,850)	(4,065,077)

Income tax expense	-	-

NET LOSS	(2,841,850)	(4,065,077)

OTHER COMPREHENSIVE LOSS	1,445	489

COMPREHENSIVE LOSS	(2,840,405)	(4,064,588)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

Outstanding - basic and fully diluted	116,733,164	112,215,827

Net loss per share - basic and fully diluted	$(0.02)	$(0.04)

The accompanying notes are an integral part of the condensed consolidated financial statements

WEED, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years ended December 31, 2021 and 2020

	Common Stock					Accumulated
			Additional	Subscriptions	Accumulated	Other	Stockholders’
	Shares	Amount	Paid-In Capital	Payable	Deficit	Comprehensive	Equity
Balance, December 31, 2019	109,262,685	$109,263	$76,660,712	$356,250	$(75,925,974)	$(609)	$1,199,642
Common stock sold for cash	1,350,000	1,350	293,650	-	-	-	295,000
Common stock issued for services	2,710,000	2,710	1,404,490	-	-	-	1,407,200
Vesting of employee stock options	-	-	2,015,911	-	-	-	2,015,911
Shares issued for settlement of debt	50,000	50	9,950	-	-	-	10,000
Imputed Interest on RP Loans	-	-	18,554	-	-	-	18,554
Net loss	-	-	-	-	(4,065,077)	-	(4,065,077)
Other comprehensive income, net	-	-	-	-	-	489	489
Balance, December 31, 2020	113,372,685	$113,373	$80,403,267	$356,250	(79,991,051)	(120)	$881,719
Common stock sold for cash	2,200,000	2,200	557,800	-	-	-	560,000
Common stock issued for services	3,650,000	3,650	1,999,200	-	-	-	2,002,850
Imputed Interest on RP Loans	-	-	16,226	-	-	-	16,226
Net loss	-	-	-	-	(2,841,850)	-	(2,841,850)
Other comprehensive income, net	-	-	-	-	-	(1,445)	(1,445)
Balance, December 31, 2021	119,222,685	$119,223	$82,976,493	$356,250	(82,832,901)	(1,565)	$617,500

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2021 and December 31, 2020

	For the Year
	Ended
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,841,850)	$(4,065,077)
Adjustments to reconcile net loss used in operating activities:
Depreciation and amortization	129,789	145,797
Gain on sale of fixed asset	-	(46,948)
Gain on settlement of debt	-	(5,277)
Imputed Interet on RP Loans	16,226	18,554
Estimated fair value of stock based compensation	2,002,850	2,015,911
Estimated fair value of shares issued for services	-	1,407,200
Decrease (increase) in assets
Prepaid expenses and deposits	8,242	(118,704)
Increase (decrease) in liabilities
Accounts payable	3,880	45,073
Accrued expenses	111,949	172,484

NET CASH USED IN OPERATING ACTIVITIES	(568,914)	(430,987)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(271,233)	-
Procceds from sale of fixed asset	-	163,590

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(271,233)	163,590

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable - related party	338,201	64,100
Proceeds from the sale of common stock	560,000	295,000
Proceeds on notes payable	387	10,201
Repayments on notes payable - related party	-	(30,000)
Repayments on notes payable	(49,971)	(62,273)

NET CASH PROVIDED BY FINANCING ACTIVITIES	848,617	277,028

NET CHANGE IN CASH	8,470	9,631

EFFECT OF EXCHANGE RATE ON CASH	(1,445)	489

CASH, BEGINNING OF PERIOD	12,629	2,509

CASH, END OF PERIOD	$19,654	$12,629

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the years ended December 31:

Income taxes	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:

Shares issued in relief of debt	$-	$10,000
Shares issued from subscription payable	$-	$-
Deposits used for purchase of property and equipment	$212,000	$-

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

Basis of Presentation:

The accompanying condensed consolidated balance sheet at December 31, 2021, has been derived from audited consolidated financial statements and the unaudited condensed consolidated financial statements as of December 31, 2021 and 2020 ( the “financial statements”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-K and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Registration Statement on Form S-1 for the year ended December 31, 2020 (the “2020 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01.

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

Revenue Recognition

The Company is using the revenue recognition standard ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, and using the cumulative effect (modified retrospective) approach. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings at the date of initial application. No cumulative-effect adjustment in retained earnings was recorded as the Company’s has no historical revenue. The impact of the adoption of the new standard was not material to the Company’s condensed consolidated financial statements. The Company did not earn revenue during the periods ended December 31, 2021 and 2020.  When the Company earns revenue, it will be recognized in accordance with FASB ASC 606 – Revenue from Contracts with Customers.

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

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. These expenses were $1,500 and $0 for the years ended December 31, 2021 and 2020.

Note 1 – Nature of Business and Significant Accounting Policies (continued)

Foreign Currency Transactions

Expenses are translated at the exchange rates in effect at the date of the transaction. Foreign currency denominated payables are translated at the rates of exchange at the balance sheet date. The resulting transaction gains and losses are recorded in the statement of income in the period incurred.

Assets and liabilities of those operations are translated at exchange rates in effect at the balance sheet date. Income and expenses are translated using the exchange rates on the transaction date for the reporting period. Translation adjustments, if any, are reported as a separate component of accumulated other comprehensive income. Transaction gain (loss) on foreign currency exchange rate was ($1,445) and $489 for the years ended December 31, 2021 and 2020. For all significant foreign operations, the functional currency is the local currency.

Translation of amounts from the Australia currency of the Company into US$1 has been made at the following exchange rates:

	December 31, 2021	December 31, 2020
Current AUD: US$1 exchange rate	1.39	1.30
Average AUD: US$1 exchange rate	1.33	1.44

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $82,832,901 and negative working capital of $1,299,807 at December 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new products and services to begin generating revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party

Notes Payable

From time to time, the Company has received short term loans from officers and directors as disclosed in Note 8 below. The Company has a total of $596,401 and $258,200 of note payable on the consolidated balance sheet as of December 31, 2021 and December 31, 2020, respectively. In March 2020, the Company received $22,000 loan from Nicole Breen, and from April 1, 2020 to June 30, 2020, the Company received an additional $37,500 loan from Nicole Breen. From August 1, 2020 to December 31, 2020, the Company received $4,600 loan from Nicole Breen and repaid her $30,000. From January 2021 to March 31, 2021, the Company received $30,500 loan from Nicole Breen. From April 2021 to June 2021, the Company received $8,000 loan from Nicole Breen. From July 2021 to September 2021, the Company received $7,000 loan from Nicole Breen. From Oct 2021 to December 2021, the Company received $18,000 and $300,000 loans from Nicole Breen and Glenn Martin, respectively.

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

Accrued Compensation

A total of $365,750 and $272,250 of officer compensation was unpaid and outstanding at December 31, 2021 and 2020, respectively.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2021 and 2020, respectively:

Fair Value Measurements at December 31, 2020

	Level 1		Level 2		Level 3
Assets
Cash		$12,629		$-		$-
Total assets		$12,629		$-		$-
Liabilities
Notes payable, related parties				$258,200
Notes payable		$-		$115,191		$-
Total liabilities		$-		$373,391		$-
	$12,629		$373,391		$-

Fair Value Measurements at December 31, 2021

	Level 1		Level 2		Level 3
Assets
Cash		$19,654		$-		$-
Total assets		$19,654		$-		$-
Liabilities
Notes payable, related parties				$596,401
Notes payable		$-		$65,607		$-
Total liabilities		$-		$662,008		$-
	$19,654		$662,008		$-

The fair values of our related party debts are deemed to approximate book value and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the year ended December 31, 2021 and 2020, respectively.

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

On November 11, 2021, the Company paid $245,000 to purchase the Sugar Hill golf course property. The total purchase price was $477,000.

The property located on 169 Valley Vista was sold for $175,000 on September 25, 2020 with selling expenses of $11,410. The cost basis of the property was $104,950 and land was $11,692. $46,948 was recorded as gain on the sale. The Company received a check in the amount of $153,809 for the sale on September 25, 2020, and the check was deposited into a new bank account set up under Sangre AT, LLC on October 2, 2020, due to the property was purchased by Sangre AT, LLC in 2018.

Note 6 – Property and Equipment

Property and equipment consist of the following at December 31, 2021 and December 31, 2020, respectively:

	December 31,	December 31,
	2021	2020
Property improvements	$5,000	$5,000
Automobiles	0	0
Office equipment	8,667	4,933
Furniture & Fixtures	5,479	2,979
Lab equipment	65,769	65,769
Construction in progress	0	0
Land	383,027	124,708
Property (1)	1,977,973	1,759,292
Property and equipment, gross	2,445,915	1,962,681
Less accumulated depreciation	(569,184)	(441,918)
Property and equipment, net	$1,876,731	$1,520,763

(1)	In 2018, the Company purchased two properties in La Veta, Colorado. The property located on 169 Valley Vista was purchased for $140,000, and the property located on 1390 Mountain Valley Road was purchased for $1,200,000 (see Note 8). The property located on 169 Valley Vista was sold for $175,000 on September 25, 2020 and $46,948 was recorded as gain on the sale.

Depreciation expense totaled $127,265 and $145,797 for the years ended December 31, 2021 and 2020, respectively.

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

Amortization expense totaled $2,524 and $2,817 for the years ended December 31, 2021 and 2020, respectively.

Note 8 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at December 31, 2021 and December 31, 2020, respectively:

	December 31, 2021	December 31, 2020

On April 12, 2010, the Company received an unsecured, non-interest-bearing loan in the amount of $2,000, due on demand from Robert Leitzman. Interest is being imputed at the Company’s estimated borrowing rate, or 10% per annum. The largest aggregate amount outstanding was $2,000 during the periods ended December 31, 2019 and December 31, 2018. Mr. Leitzman owns less than 1% of the Company’s common stock, however, the Mr. Leitzman is deemed to be a related party given the non-interest-bearing nature of the loan and the materiality of the debt at the time of origination.	2,000	2,000

Over various dates in 2011 and 2012, the Company received unsecured loans in the aggregate amount of $10,000, due on demand, bearing interest at 10%, from Sandra Orman. The largest aggregate amount outstanding was $10,000 during the periods ended December 31, 2019 and December 31, 2018. Mrs. Orman owns less than 1% of the Company’s common stock, however, Mrs. Orman is deemed to be a related party given the nature of the loan and the materiality of the debt at the time of origination.	10,000	10,000

Over various dates from April 2019 to December 2021, the company received a net amount of $352,700 of advances, bearing interest at 5%, from Nicole Breen. On October 28, 2019, the company’s vehicles valued at $93,000 were used as a repayment.	309,700	246,200

On November 2, 2021, the company received an unsecured loan in the amount of $300,000, bearing interest at 5%, from Glenn Martin.	300,000	-

	621,700	258,200

Less: Loan fee, net of amortization	25,299	-

Notes payable, related parties	$596,401	$258,200

The Company recorded interest expense in the amount of $19,095 and $20,231 for the years ended December 31, 2021 and 2020, respectively, including imputed interest expense in the amount of $16,226 and $18,554 during such periods related to notes payable, related parties.

Note 9 – Notes Payable

Note payable consist of the following at December 31, 2021 and December 31, 2020, respectively:

	December 31, 2021	December 31, 2020

On August 5, 2019, the Company entered into a promissory note, whereby the Company promises to pay Snell & Wilmer L.L.P the principal amount of $250,000, bearing interest at 2.5% per annum. The note is to be paid in consecutive monthly installments in the amount of $25,000, including accrued interest commencing on August 30, 2019, until the final balloon payment is paid on January 30, 2020. The note is in default. The promissory note is secured by the Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing with respect to the real property owned by Sangre located on 1390 Mountain Valley Road, La Veta, Colorado 81055. As of December 2021, $195,831 has been paid to Snell & Wilmer.	$54,169	104,139

On various dates, the Company received advances from consultant, Patrick Brodnik, bearing 5% interest.	$11,438	11,052

	$65,607	$115,191

The Company recognized interest expense of $2,385 and $19,697 related to the note payables for the years ended December 31, 2021 and 2020, respectively.

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

‘Note 11 – Stockholders’ Equity

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

2021 Common Stock Activity

Common Stock Sales (2021)

During the year ended December 31, 2021, the Company issued 2,200,000 shares of common stock for proceeds of $560,000. 50,000 shares valued at $356,250 carried from prior year were not issued at December 31, 2021, and such amount has been included in subscriptions payable.

Common Stock Issued for Services (2021)

During the year ended December 31, 2021, the Company agreed to issue an aggregate of 3,650,000 shares of common stock to consultants for services performed. The total fair value of common stock was $2,002,850 based on the closing price of the Company’s common stock earned on the measurement date.

Common Stock Cancellations

No common stocks were cancelled during the year ended December 31, 2021.

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

Note 12 – Common Stock Warrants and Options

Common Stock Warrants Granted (2021)

No common stock warrants were granted during the year ended December 31, 2021 and December 31, 2020.

Warrants Exercised (2021)

No warrants were exercised during the year ended December 31, 2021.

2020 Common Stock Warrant Activity

Common Stock Warrants Granted (2020)

No common stock warrants were granted during the year ended December 31, 2020 and December 31, 2019.

Common Stock Warrants Expired (2020)

A total of 200,000 warrants expired during the year ended December 31, 2020.

Warrants Exercised (2020)

No warrants were exercised during the year ended December 31, 2020.

Common Stock Options (2019)

On February 1, 2018, in connection with executive employment agreements, the Company granted non-qualified options to purchase an aggregate of 6,000,000 shares of the Company’s common stock at the exercise price of $10.55 per share. The options shall become exercisable at the rate of 1/3 upon the six-month anniversary, 1/3 upon the one-year anniversary and 1/3 upon the second anniversary of the grant. The options expire ten years from the date of grant. The options were valued at $45,753,000 using the Black-Scholes option pricing model. The Company recognized expense of approximately $22,770,662 relating to these options during the years ended December 31, 2019 and $2,015,911 during the year ended December 31, 2020.

The assumptions used in the Black-Scholes model are as follows:

For the period ended December 31, 2021
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

	For the Year Ended December 31, 2021
	Number of	Average
	Shares	Price
Outstanding at the beginning of period	$6,000,000	$10.55
Granted	-	-
Exercised/Expired/Cancelled	-	-
Outstanding at the end of period	6,000,000	$10.55
Exercisable at the end of period	6,600,000	$10.55

Note 13 – Income Tax

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provided that deferred tax assets and liabilities, are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the years ended December 31, 2021 and 2020, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2021 and December 31, 2020, the Company had approximately $2,841,850 and $4,065,077 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company’s deferred tax asset are as follows:

December 31, 2021
Deferred tax assets:
Net operating loss carry forward as of 12/31/2020	35,394,870
Estimate Tax Loss 2021	2,841,850
Add back shares for services	(1,999,200)
NOL Carry Forward Cumulative as of 12/31/2021	36,237,520
Statutory Tax Rate	21%

Deferred Tax Asset	7,609,879
Valuation	(7,609,879)
Net Deferred Tax Asset	0

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2021 and 2020, respectively.

Note 14 – Subsequent Events

 1.       The Company issued a total of 650,000 shares of common stocks on January 20th, 2022. 30,000 shares were paid to George Wood; 50,000 shares were issued to Wendy Seabre for cash; 50,000 shares were issued to Lex Seabre for cash; 120,000 shares were paid to Rachel Samantha Guarino; 200,000 shares were paid to Elliott Kwestel; and 200,000 shares were paid to Patrick Brodnik,

2.       The Company issued another 120,000 shares of common stocks on February 11th, 2022 to Thomas Perry.

3.       The Company issued 840,000 shares of common stocks on March 7th, 2022. 50,000 shares were issued to Wendy Seabre for cash; 50,000 shares were issued to Lex Seabre for cash; 120,000 were paid to Paul Sorensen; 120,000 shares were paid to Ward Steven Lowing; 500,000 shares were paid to Roger Seabre.

We have evaluated subsequent events through the filing date of this Form 10-K and determined that few subsequent events have occurred that would require recognition in the consolidated financial statements or disclosures in the notes thereto.