Form 10-Q
period 2022-03-31
WEED, INC.
filed 2022-05-16
CIK 1393772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 12, 2022 there were 122,322,685 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1	Consolidated Financial Statements

The consolidated balance sheets as of March 31, 2022 (unaudited) and December 31, 2021, the consolidated statements of operations and comprehensive loss for the three ended March 31, 2022 and 2021, the consolidated statement of changes in stockholders’ equity (deficit) for the three ended March 31, 2022, and the consolidated statements of cash flows for the three months ending March 31, 2022 and 2021, follow. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

WEED, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

TABLE OF CONTENTS

WEED, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2022	2021
ASSETS

CURRENT ASSETS:
Cash	$33,888	$19,654
Accounts Receivable	822	822
Prepaid expenses	17,940	21,442
Deposits	-	-

TOTAL CURRENT ASSETS	52,650	41,918

Land	383,027	383,027
Building	1,977,973	1,977,973
Computers & Equipment	79,915	79,915
Leasehold improvements	5,000	5,000
	2,445,915	2,445,915

Less: Accumulated depreciation	(603,560)	(569,184)

Property and equipment, net	1,842,355	1,876,731

Trademark	50,000	50,000
Less: Accumulated amortization	(9,997)	(9,424)
Trademark, net	40,003	40,576

TOTAL ASSETS	$1,935,008	$1,959,225

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$232,856	$245,857
Accrued expense	19,500	16,500
Accrued officer compensation	389,250	365,750
Accrued interest	59,737	50,887
Notes payable, related parties	802,999	596,401
Notes payable - in default	50,843	65,607
Due to officer	723	723

TOTAL CURRENT LIABILITIES	1,555,908	1,341,725

TOTAL LIABILITIES	1,555,908	1,341,725

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 200,000,000 authorized, 120,832,685 and 119,222,685 issued and outstanding, respectively	120,833	119,223
Additional paid-in capital	83,328,210	82,976,493
Subscription payable	356,250	356,250
Accumulated deficit	(83,423,872)	(82,832,901)
Accumulated other comprehensive loss:
Foreign currency translation	(2,321)	(1,565)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	379,100	617,500

TOTAL LIABILITIES & STOCKERHOLDERS’ EQUITY (DEFICIT)	$1,935,008	$1,959,225

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months
	Ended March 31,
	2022	2021

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	136,790	450,716
Professional fees	359,401	471,612
Depreciation & amortization	34,949	33,358

Total operating expenses	531,140	955,686

NET OPERATING LOSS	(531,140)	(955,686)

OTHER INCOME (EXPENSE)
Interest expense	(46,081)	(9,567)
Other expense	(13,750)	(6,491)

TOTAL OTHER INCOME (EXPENSE)	(59,831)	(16,058)

NET LOSS	(590,971)	(971,744)

OTHER COMPREHENSIVE LOSS	(756)	$(562)

COMPREHENSIVE LOSS	(591,727)	(972,306)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

Outstanding - basic and fully diluted	119,927,463	114,146,685

Net loss per share - basic and fully diluted	$(0.0049)	$(0.01)

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Three Months ended March 31, 2022
(Unaudited)

							Total
	Common Stock		Additional	Subscriptions	Accumulated	Other	Stockholders’
	Shares	Amount	Paid-In Capital	Payable	Deficit	Comprehensive	Equity

Balance, December 31, 2020	113,372,685	$113,373	$80,403,267	$356,250	(79,991,051)	(120)	$881,719

Common stock sold for cash	2,200,000	2,200	557,800	-	-	-	560,000

Common stock issued for services	3,650,000	3,650	1,999,200	-	-	-	2,002,850

Imputed Interest on RP Loans	-	-	16,226	-	-	-	16,226

Net loss	-	-	-	-	(2,841,850)	-	(2,841,850)

Other comprehensive income, net	-	-	-	-	-	(1,445)	(1,445)

Balance, December 31, 2021	119,222,685	$119,223	$82,976,493	$356,250	(82,832,901)	(1,565)	$617,500

Common stock sold for cash	200,000	200	29,800	-	-	-	30,000

Common stock issued for services	1,410,000	1,410	312,790	-	-	-	314,200

Imputed Interest on RP Loans	-	-	9,127	-	-	-	9,127

Net loss	-	-	-	-	(590,971)	-	(590,971)

Other comprehensive income, net	-	-	-	-	-	(756)	(756)

Balance, March 31, 2022	120,832,685	$120,833	$83,328,210	$356,250	(83,423,872)	(2,321)	$379,100

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three
	Months Ended
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(590,971)	$(971,744)
Adjustments to reconcile to net loss to net cash used in operating activities:
Depreciation and amortization	34,949	33,358
Debt amortization	25,018	-
Imputed Interest on RP Loans	9,127	9,567
Estimated fair value of stock based compensation	-	-
Estimated fair value of shares issued for services	314,200	696,200
Decrease (increase) in assets
Prepaid expenses and deposits	3,502	(36,506)
Deposits - related party	-	(50,000)
Increase (decrease) in liabilities
Accounts Payable	(13,001)	(4,474)
Accrued expenses	35,350	33,000

NET CASH USED IN OPERATING ACTIVITIES	(181,826)	(290,599)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(3,734)

NET CASH USED IN INVESTING ACTIVITIES	-	(3,734)

CASH FLOWS FROM FINANCING ACTIVITIES

Stock Payable	-	110,000
Proceeds from notes payable - related party	480,857	30,500
Proceeds from the sale of common stock	30,000	210,000
Repayments on notes payable - related party	(300,000)	(1,500)
Repayments on notes payable	(14,041)	(23,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	196,816	326,000

NET CHANGE IN CASH	14,990	31,667

EFFECT OF EXCHANGE RATE ON CASH	(756)	(562)

CASH, BEGINNING OF PERIOD	19,654	12,629

CASH, END OF PERIOD	$33,888	$43,734

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year ended December 31:
Income taxes	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

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

Basis of Presentation:

The accompanying consolidated balance sheet at December 31, 2021, has been derived from audited consolidated financial statements and the unaudited consolidated financial statements as of March 31, 2022 and 2021 ( the “financial statements”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Registration Statement on Form S-1 for the year ended December 31, 2021 (the “2021 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01.

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

Revenue Recognition

The Company is using the revenue recognition standard ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, and using the cumulative effect (modified retrospective) approach. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings at the date of initial application. No cumulative-effect adjustment in retained earnings was recorded as the Company’s has no historical revenue. The impact of the adoption of the new standard was not material to the Company’s consolidated financial statements. The Company did not earn revenue during the periods ended March 31, 2022 and 2021.  When the Company earns revenue, it will be recognized in accordance with FASB ASC 606 – Revenue from Contracts with Customers.

The primary change under the new guidance is the requirement to report the allowance for uncollectible accounts as a reduction in net revenue as opposed to bad debt expense, a component of operating expenses. The adoption of this guidance did not have an impact on our consolidated financial statements, other than additional financial statement disclosures. The guidance requires increased disclosures, including qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

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

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. These expenses were $4,600 and $500 for three months ended March 31, 2022 and 2021.

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

Assets and liabilities of those operations are translated at exchange rates in effect at the balance sheet date. Income and expenses are translated using the exchange rates on the transaction date for the reporting period. Translation adjustments, if any, are reported as a separate component of accumulated other comprehensive income. Transaction gain (loss) on foreign currency exchange rate was ($756) and ($562) for three months ended March 31, 2022 and 2021. For all significant foreign operations, the functional currency is the local currency.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $83,423,872 and negative working capital of $1,503,258 at March 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new products and services to begin generating revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party

Notes Payable

From time to time, the Company has received short term loans from officers and directors as disclosed in Note 8 below. The Company has a total of $802,999 and $596,401 of note payable on the consolidated balance sheet as of March 31, 2022 and December 31, 2021, respectively. From January 2021 to March 31, 2021, the Company received $30,500 loan from Nicole Breen. From April 2021 to June 2021, the Company received $8,000 loan from Nicole Breen. From July 2021 to September 2021, the Company received $7,000 loan from Nicole Breen. From Oct 2021 to December 2021, the Company received $18,000 and $300,000 loans from Nicole Breen and Glenn Martin, respectively. From January 2022 to March 31, 2022, the Company received $4,000 and $500,000 loans from Nicole Breen and Glenn Martin, respectively. The $500,000 loan from Glenn Martin was replaced the $300,000 loan.

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

Accrued Compensation

A total of $389,250 and $302,250 of officer compensation was unpaid and outstanding at March 31, 2022 and 2020, respectively.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2022 and December 31, 2021, respectively:

Fair Value Measurements at December 31, 2021

	Level 1		Level 2		Level 3
Assets
Cash		$19,654		$-		$-
Total assets		$19,654		$-		$-
Liabilities
Notes payable, related parties				$596,401
Notes payable		$-		$65,607		$-
Total liabilities		$-		$662,008		$-
	$19,654		$662,008		$-

Fair Value Measurements at March 31, 2022

	Level 1		Level 2		Level 3
Assets
Cash		$33,888		$-		$-
Total assets		$33,888		$-		$-
Liabilities
Notes payable, related parties				$802,999
Notes payable		$-		$50,823		$-
Total liabilities		$-		$853,842		$-
	$33,888		$853,842		$-

The fair values of our related party debts are deemed to approximate book value and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the three months ended March 31, 2022 and the year ended December 31, 2021.

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

On November 11, 2021, the Company paid $245,000 to purchase the Sugar Hill golf course property. The total purchase price was $477,000.

Note 6 – Property and Equipment

Property and equipment consist of the following at March 31, 2022 and December 31, 2021, respectively:

	March 31,	December 31,
	2022	2021
Property improvements	$5,000	$5,000
Automobiles	0	0
Office equipment	8,667	8,667
Furniture & Fixtures	5,479	5,479
Lab equipment	65,769	65,769
Construction in progress	0	0
Land	383,027	383,027
Property	1,977,973	1,977,973
Property and equipment, gross	2,445,915	2,445,915
Less accumulated depreciation	(603,560)	(569,184)
Property and equipment, net	$1,842,355	$1,876,731

Depreciation expense totaled $34,377 and $32,708 for the three months ended March 31, 2022 and 2021, respectively.

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

Amortization expense totaled $573 and $650 for the three months ended March 31, 2022 and 2021, respectively.

Note 8 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at March 31, 2022 and December 31, 2021, respectively:

	March 31, 2022	December 31, 2021
On April 12, 2010, the Company received an unsecured, non-interest-bearing loan in the amount of $2,000, due on demand from Robert Leitzman. Interest is being imputed at the Company’s estimated borrowing rate, or 10% per annum. The largest aggregate amount outstanding was $2,000 during the periods ended December 31, 2019 and December 31, 2018. Mr. Leitzman owns less than 1% of the Company’s common stock, however, the Mr. Leitzman is deemed to be a related party given the non-interest-bearing nature of the loan and the materiality of the debt at the time of origination.	2,000	2,000

Over various dates in 2011 and 2012, the Company received unsecured loans in the aggregate amount of $10,000, due on demand, bearing interest at 10%, from Sandra Orman. The largest aggregate amount outstanding was $10,000 during the periods ended December 31, 2019 and December 31, 2018. Mrs. Orman owns less than 1% of the Company’s common stock, however, Mrs. Orman is deemed to be a related party given the nature of the loan and the materiality of the debt at the time of origination.	10,000	10,000

Over various dates from April 2019 to March 2022, the company received a net amount of $356,700 of advances, bearing interest at 5%, from Nicole Breen. On October 28, 2019, the company’s vehicles valued at $93,000 were used as a repayment.	313,700

On November 2, 2021, the company received an unsecured loan in the amount of $300,000, bearing interest at 5%, from Glenn Martin. The loan was paid off on March 1, 2022.		309,700

On March 1, 2022, the company received an unsecured loan in the amount of $500,000, bearing interest at 9.25%, from Glenn Martin.	500,000	300,000

Notes payable, related parties	$825,700	$621,700
Less: Loan fee, net of amortization	22,701	25,299
Notes payable, related parties	802,999	596,401

The Company recorded interest expense in the amount of $36,467 and $6,982 for the three months ended March 31, 2022 and 2021, respectively, including imputed interest expense in the amount of $9,127 and $6,982 during such periods related to notes payable, related parties.

Note 9 – Notes Payable

Note payable consist of the following at March 31, 2022 and December 31, 2021, respectively:

	March 31, 2022	December 31, 2021
On August 5, 2019, the Company entered into a promissory note, whereby the Company promises to pay Snell & Wilmer L.L.P the principal amount of $250,000, bearing interest at 2.5% per annum. The note is to be paid in consecutive monthly installments in the amount of $25,000, including accrued interest commencing on August 30, 2019, until the final balloon payment is paid on January 30, 2020. The note is in default. The promissory note is secured by the Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing with respect to the real property owned by Sangre located on 1390 Mountain Valley Road, La Veta, Colorado 81055. As of March 2022, $205,631 has been paid to Snell & Wilmer.
	$44,369	54,169

On various dates, the Company received advances from consultant, Patrick Brodnik, bearing 5% interest.	$6,474	11,438

	$50,843	$65,607

The Company recognized interest expense of $487 and $2,585 related to the note payables for the three months ended March 31, 2022 and 2021, respectively.

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

2022 Common Stock Activity

Common Stock Sales (2022)

During the period ended March 31, 2022, the Company issued 200,000 shares of common stock for proceeds of $30,000. 50,000 shares valued at $356,250 carried from prior year were not issued at March 31, 2022, and such amount has been included in subscriptions payable.

Common Stock Issued for Services (2022)

During the three months ended March 31, 2022, the Company agreed to issue an aggregate of 1,410,000 to consultants for services performed. The total fair value of common stock was $314,200 based on the closing price of the Company’s common stock earned on the measurement date.

Common Stock Cancellations

No common stocks were cancelled during the quarter ended March 31, 2022.

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

Note 12 – Common Stock Warrants and Options

Common Stock Warrants Granted (2022)

No common stock warrants were granted during the three months ended March 31, 2022 and December 31, 2021.

Warrants Exercised (2022)

No warrants were exercised during the three months ended March 31, 2022.

2021 Common Stock Warrant Activity

Common Stock Warrants Granted (2021)

No common stock warrants were granted during the year ended December 31, 2021.

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

	For the Three Months Ended March 31, 2022
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

For the three months ended March 31, 2022 and the year ended December 31, 2021, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2022 and December 31, 2021, the Company had approximately $276,771 and $ $2,683,947 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company’s deferred tax asset are as follows:

March 31, 2022
Deferred tax assets:
Net operating loss carry forward as of 12/31/2021	12,817,540
Estimate Tax Loss March 31, 2022	590,971
Add back shares for services	(314,200)
NOL Carry Forward Cumulative as of 3/31/2022	13,094,311
Statutory Tax Rate	21%

Deferred Tax Asset	2,749,805
Valuation	(2,749,805)
Net Deferred Tax Asset	0

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2022 and December 31, 2021, respectively.

Note 14 – Subsequent Events

We have evaluated subsequent events through the filing date of this Form 10-Q and determined that few subsequent events have occurred that would require recognition in the consolidated financial statements or disclosures in the notes thereto.

1.	The Company issued a total of 150,000 shares of common stocks on April 7th, 2022. 100,000 shares were fully paid to Robert S Wolkin and 50,000 shares were fully paid to Highland Business Service Inc.

2.	On May 2, 2022, the Company agreed to issue Jeffrey Miller 100,000 shares of the Company’s common stock under the terms of an Employment Agreement between the Company and Mr. Miller.

3.	On May 1, 2022, the Company agreed to issue 120,000 shares of its common stock to Erin Wilson under the terms of a Consulting Agreement.

4.	On April 8, 2022, the Company agreed to issue 120,000 shares of its common stock to Roger Badenhuizen under the terms of a Consulting Agreement.

5.	On May 2, 2022, the Company and Jeffrey Miller entered into a Share Exchange Agreement under which the Company will exchange a total of 2,000,00 shares of its common stock to Jeffrey Miller in exchange for his membership units in Hemprical Genetics, LLC, which are 100% of the outstanding membership units in Hemprical Genetics, LLC, if the agreement closes. On May 2, 2022, the Company issued 1,000,000 of the shares to Mr. Miller under the terms of the Agreement.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations Disclaimer Regarding Forward Looking Statements

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

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Results of Operations

	Three Months Ended March,
	2022	2021
Revenue	$-	$-

Operating expenses:

General and administrative	136,790	450,716
Professional fees	359,401	471,612
Depreciation and amortization	34,949	33,358
Total operating expenses	531,140	955,686

Net operating loss	(531,140)	(955,686)

Other income (expense)
Interest expense	(46,081)	(9,567)
Other expense	(13,750)	(6,491)

Net loss	$(590,971)	$(971,744)

Other Comprehensive Loss	(756)	(562)

Comprehensive Loss	$(591,727)	$(972,306)

Operating Loss; Net Loss

Our comprehensive loss decreased by $380,579, from ($972,306) to ($591,727), from the three months ended March 31, 2021 compared to the three months ended March 31, 2022. Our operating loss decreased by $424,546, from ($955,686) to ($531,140) for the same period. The decrease in net loss compared to the same period of the prior year is primarily a result of decreases in general and administrative expenses and professional fees, partially offset by a slight increase in depreciation and amortization. These changes are detailed below.

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

General and Administrative Expenses

General and administrative expenses decreased by $313,926, from $450,716 for the three months ended March 31, 2021 to $136,790 for the three months ended March 31, 2022, primarily due to a decrease in consulting services and fees.

Professional Fees

Our professional fees decreased by $112,211 during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Our professional fees were $136,790 for the three months ended March 31, 2022 and $471,612 for the three months ended March 31, 2021. These fees are largely related to fees paid for legal and accounting services, along with compensation to independent contractors, and decreased primarily as a result of decreases in the value of stock-based compensation awards due to issuing shares for services during the period. We expect these fees to vary quarter-to-quarter as our business and stock price fluctuate if we continue to use stock-based compensation. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization

During the three months ended March 31, 2022 we had depreciation and amortization expense of $34,949, compared to $33,358 in the three months ended March 31, 2021. Our depreciation and amortization expense primarily relates to our property and trademark acquisitions.

Interest Expense

Interest expense increased from ($9,567) to ($46,081) for the three months ended March 31, 2021 compared to the same period in 2021. Our interest expense primarily relates to notes payable from attorneys and related parties.

Other Expense

During the three months ended March 31, 2022, our other expense was ($13,750) compared to ($6,491) for the three months ended March 31, 2021. The other expense during the three months ended March 31, 2022 primarily related to broker commissions related to a loan, the other expense for the three months ended March 31, 2021 primarily related to finance charges.

Liquidity and Capital Resources

Introduction

During the three months ended March 31, 2022, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of March 31, 2022 was $33,888 and our monthly cash flow burn rate was approximately $45,000. Our cash on hand was primarily proceeds from the sales of our securities. We currently do not believe we will be able to satisfy our cash needs from our revenues for many years to come.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2022 and December 31, 2021, respectively, are as follows:

	March 31, 2022	December 31, 2021	Change

Cash	$33,888	$19,654	$14,234
Total Current Assets	52,650	41,918	10,732
Total Assets	1,935,008	1,959,225	(24,217)
Total Current Liabilities	1,555,908	1,341,725	214,183
Total Liabilities	1,555,908	1,341,725	214,183

Our total assets decreased by $24,217 as of March 31, 2022 as compared to December 31, 2021. The decrease in our total assets between the two periods was attributed to decreases in our prepaid expenses and property and equipment, net, partially offset by an increase in our cash at March 31, 2022 compared to December 31, 2021.

Our current liabilities and total liabilities increased by $214,183, as of March 31, 2022 as compared to December 31, 2021. This increase was primarily due to increases in accrued officer compensation, accrued interest, and notes payable, related party, partially offset by decreases in accounts payable, and in notes payable – in default.

In order to pay our obligations in full or in part when due, we will be required to raise capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available of $33,888 and $19,654 as of March 31, 2022 and December 31, 2021, respectively. Based on our lack of revenues, our cash on hand and current monthly burn rate of approximately $45,000, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $181,826 for the three months ended March 31, 2022, as compared to $290,599 for the three months ended March 31, 2021. For the period in 2022, the net cash used in operating activities consisted primarily of our net loss of ($590,971), adjusted by depreciation and amortization of $34,949, debt amortization of $25,018, estimated fair value of shares issued for services of $314,200, and imputed interest on RP loans of $9,127, and adjusted by decreases in prepaid expenses and deposits of $3,502 and accounts payable of $13,001, and increases in accrued expenses of $35,350. For the period in 2021, the net cash used in operating activities consisted primarily of our net loss of ($971,744), adjusted by estimated value of shares issued for services of $696,200, depreciation and amortization of $33,358, and imputed interest on RP loans of $9,567, and adjusted by an increases assets of prepaid expenses and deposits of $36,506 and deposits – related party of $50,000, and decreases in liabilities of accounts payable of $4,474 and increases of liabilities of accrued expenses of $33,000.

Investments

For the three months ended March 31, 2022, we did not have cash flows from investing activities. For the three months ended March 31, 2021, we had cash flows from investing activities of ($3,734) related to purchases of property and equipment.

Financing

Our net cash provided by financing activities for the three months ended March 31, 2022 was $196,816, compared to $326,000 for the three months ended March 31, 2021. For the period in 2022, our financing activities related to proceeds from the sale of common stock of $30,000, proceeds from notes payable-related party of $480,857, partially offset by repayments on notes payable of $14,041 and repayments of notes payable-related party of $300,000. For the period in 2021, our financing activities related to proceeds from the sale of common stock of $210,000, proceeds from notes payable-related party of $30,500, and stock payable of $110,000, partially offset by repayments on notes payable of $23,000, and repayments on notes payable – related party of $1,500.

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

As of March 31, 2022, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022 to the same extent they were not effective as of December 31, 2021.

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

During the three months ended March 31, 2022, we issued the following unregistered securities:

Common Stock Sales

During the three months ended March 31, 2022, we issued 200,000 shares of common stock for proceeds of $30,000 to non-affiliates. 50,000 shares valued at $356,250 were not issued at March 31, 2022, and such amount has been included in subscriptions payable. The offering and sales were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make this determination we relied on the representations of the purchaser contained in the securities purchase agreements signed by the purchaser, which indicated the purchaser were knowledgeable about our management and our operations, were sophisticated investors, and understood the purchase was part of a private placement.

Common Stock Issued to Consultants

During the three months ended March 31, 2022, we agreed to issued an aggregate of 1,410,000 shares of common stock to consultants for services performed. The total fair value of common stock was $314,200 based on the closing price of our common stock earned on the measurement date. The issuances were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make that determination we relied on the representations of the purchasers contained in the agreements signed by the purchasers and the fact the consultants did work for the company and was familiar with the company, its operations and its management.

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

WEED, Inc.

Dated: May 16, 2022		/s/ Glenn E. Martin
	By:	Glenn E. Martin
	Its:	President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer) (Principal Financial Officer)