Form 10-Q
period 2022-06-30
WEED, INC.
filed 2022-08-17
CIK 1393772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 12, 2022 there were 122,602,685 shares of common stock, $0.00001 par value, issued and outstanding.

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

The consolidated balance sheets as of June 30, 2022 (unaudited) and December 31, 2021, the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021, the consolidated statement of changes in stockholders’ equity (deficit) for the three and six months ended June 30, 2022, and the consolidated statements of cash flows for the six months ending June 30, 2022 and 2021, follow. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

WEED, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

TABLE OF CONTENTS

WEED, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2022	2021
ASSETS

CURRENT ASSETS:
Cash	$821,094	$19,654
Accounts Receivable	822	822
Inventory	82,000	-
Prepaid expenses	18,268	21,442

TOTAL CURRENT ASSETS	922,184	41,918

Land	372,069	383,027
Building	1,109,931	1,977,973
Computers & Equipment	167,715	79,915
Leasehold improvements	-	5,000
	1,649,715	2,445,915

Less: Accumulated depreciation	(367,175)	(569,184)

Property and equipment, net	1,282,540	1,876,731

Goodwill	480,200	0
Trademark	50,000	50,000
	530,200	50,000
Less: Accumulated amortization	(10,584)	(9,424)

Intangible assets, net	519,616	40,576

ROU asset	50,139	-

TOTAL ASSETS	$2,774,479	$1,959,225

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$117,944	$245,857
Accrued expense	24,900	16,500
Accrued officer compensation	423,250	365,750
Accrued interest	39,448	50,887
Notes payable, related parties	897,661	596,401
Notes payable - in default	0	65,607
Lease Liability	50,139	-
Due to officer	723	723

TOTAL CURRENT LIABILITIES	1,554,065	1,341,725

TOTAL LIABILITIES	1,554,065	1,341,725

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 200,000,000 authorized, 122,602,685 and 119,222,685 issued and outstanding, respectively	122,603	119,223
Additional paid-in capital	83,689,148	82,976,493
Subscription payable	606,250	356,250
Accumulated deficit	(83,197,575)	(82,832,901)
Accumulated other comprehensive loss:
Foreign currency translation	(12)	(1,565)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	1,220,414	617,500

TOTAL LIABILITIES & STOCKERHOLDERS’ EQUITY (DEFICIT)	$2,774,479	$1,959,225

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	175,818	76,765	312,608	527,481
Professional fees	202,649	1,103,244	562,050	1,574,856
Depreciation & amortization	28,846	27,603	63,795	60,961

Total operating expenses	407,313	1,207,612	938,453	2,163,298

NET OPERATING LOSS	(407,313)	(1,207,612)	(938,453)	(2,163,298)

OTHER INCOME (EXPENSE)
Interest expense	(19,438)	(17,233)	(65,519)	(26,800)
Other income (expense)	13,275	(2,918)	(475)	(9,409)
Gain on disposal of fixed assets	639,773	-	639,773	-

TOTAL OTHER INCOME (EXPENSE)	633,610	(20,151)	573,779	(36,209)

NET (LOSS) INCOME	226,297	(1,227,763)	(364,674)	(2,199,507)

OTHER COMPREHENSIVE INCOME (LOSS)	2,309	75	1,553	(487)

COMPREHENSIVE LOSS	$228,606	$(1,227,688)	$(363,121)	$(2,199,994)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

Outstanding - basic and fully diluted	121,911,366	116,077,630	120,924,895	115,152,022

Net loss per share - basic and fully diluted	$0.002	$(0.01)	$(0.003)	$(0.02)

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Three Months ended June 30, 2022
(Unaudited)

							Total
	Common Stock		Additional	Subscriptions	Accumulated	Other	Stockholders’
	Shares	Amount	Paid-In Capital	Payable	Deficit	Comprehensive	Equity
Balance, December 31, 2020	113,372,685	$113,373	$80,403,267	$356,250	(79,991,051)	(120)	$881,719

Common stock sold for cash	2,200,000	2,200	557,800	-	-	-	560,000

Common stock issued for services	3,650,000	3,650	1,999,200	-	-	-	2,002,850

Imputed Interest on RP Loans	-	-	16,226	-	-	-	16,226

Net loss	-	-	-	-	(2,841,850)	-	(2,841,850)

Other comprehensive income, net	-	-	-	-	-	(1,445)	(1,445)

Balance, December 31, 2021	119,222,685	$119,223	$82,976,493	$356,250	(82,832,901)	(1,565)	$617,500

Common stock sold for cash	200,000	200	29,800	-	-	-	30,000

Common stock issued for services	1,410,000	1,410	312,790	-	-	-	314,200

Imputed Interest on RP Loans	-	-	9,127	-	-	-	9,127

Net loss	-	-	-	-	(590,971)	-	(590,971)

Other comprehensive income, net	-	-	-	-	-	(756)	(756)

Balance, March 31, 2022	120,832,685	$120,833	$83,328,210	$356,250	(83,423,872)	(2,321)	$379,100

Common stock sold for cash	100,000	100	9,900	-	-	-	10,000

Common stock issued for services	670,000	670	142,930	50,000	-	-	193,600

Imputed Interest on RP Loans	-	-	9,108	-	-	-	9,108

Stock issuance for acquistion of Hempriical Genetics	1,000,000	1,000	199,000	200,000	-	-	400,000

Net income	-	-	-	-	226,297	-	226,297

Other comprehensive income, net	-	-	-	-	-	2,309	2,309

Balance, June 30, 2022	122,602,685	$122,603	$83,689,148	$606,250	(83,197,575)	(12)	$1,220,414

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six
	Months Ended
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(364,674)	$(2,199,507)
Adjustments to reconcile to net loss to net cash used in operating activities:
Depreciation and amortization	63,795	60,961
Debt discount amortization	43,241	-
Gain on disposal of fixed asset	(639,773)	-
Imputed Interet on RP Loans	18,235	16,226
Estimated fair value of stock based compensation	-	-
Estimated fair value of shares issued for services	507,800	1,743,350
Decrease (increase) in assets
Inventory	-	-
Prepaid expenses and deposits	3,174	6,989
Deposits - related party	-	(60,000)
Increase (decrease) in liabilities
Accounts Payable	(127,912)	12,433
Accrued expenses	54,461	40,611

NET CASH USED IN OPERATING ACTIVITIES	(441,653)	(378,937)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(3,734)
Proceeds from disposal of fixed asset	1,257,037	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,257,037	(3,734)

CASH FLOWS FROM FINANCING ACTIVITIES

Stock payable	-	30,000
Proceeds from notes payable - related party	-	-
Proceeds from the sale of common stock	40,000	380,000
Proceeds from notes payable	464,978	38,500
Repayments on notes payable - related party	(445,591)	-
Repayments on notes payable	(74,884)	(39,369)

NET CASH PROVIDED BY FINANCING ACTIVITIES	(15,497)	409,131

NET CHANGE IN CASH	799,887	26,460

EFFECT OF EXCHANGE RATE ON CASH	1,553	(487)

CASH, BEGINNING OF PERIOD	19,654	12,629

CASH, END OF PERIOD	$821,094	$38,602

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the years ended December 31:

Income taxes	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:

Acquistion of Hemprical Genetics with common stock and note payable	$650,000	$-

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

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

On May 2, 2022, the Company acquired Hempirical Genetics, LLC, a Arizona company.

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

Basis of Presentation:

The accompanying condensed consolidated balance sheet at December 31, 2021, has been derived from audited consolidated financial statements and the unaudited condensed consolidated financial statements as of June 30, 2022 and 2021 ( the “financial statements”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Registration Statement on Form S-1 for the year ended December 31, 2021 (the “2021 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which are under common control and ownership:

	State of		Abbreviated
Name of Entity	Incorporation	Relationship (1&3)	Reference
WEED, Inc.	Nevada	Parent	WEED
Sangre AT, LLC (2)	Wyoming	Subsidiary	Sangre
Hempirical Genetics, LLC (3)	Arizona	Subsidiary	Hempirical Generics

(1)	Sangre is a wholly-owned subsidiary of WEED, Inc.

(2)	Sangre AT, LLC is doing business as Sangre AgroTech.

(3)	Hempirical Genetics, LLC is a wholly-owned subsidiary of WEED, Inc.

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

Revenue Recognition

The Company is using the revenue recognition standard ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, and using the cumulative effect (modified retrospective) approach. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings at the date of initial application. No cumulative-effect adjustment in retained earnings was recorded as the Company’s has no historical revenue. The impact of the adoption of the new standard was not material to the Company’s consolidated financial statements. The Company did not earn revenue during the periods ended June 30, 2022 and 2021. When the Company earns revenue, it will be recognized in accordance with FASB ASC 606 – Revenue from Contracts with Customers.

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

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. These expenses were $9,751 and $500 for six months ended June 30, 2022 and 2021.

Foreign Currency Transactions

Expenses are translated at the exchange rates in effect at the date of the transaction. Foreign currency denominated payables are translated at the rates of exchange at the balance sheet date. The resulting transaction gains and losses are recorded in the statement of income in the period incurred.

Assets and liabilities of those operations are translated at exchange rates in effect at the balance sheet date. Income and expenses are translated using the exchange rates on the transaction date for the reporting period. Translation adjustments, if any, are reported as a separate component of accumulated other comprehensive income. Transaction gain (loss) on foreign currency exchange rate was $1,553 and ($487) for six months ended June 30, 2022 and 2021. For all significant foreign operations, the functional currency is the local currency.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $83,197,575 and negative working capital of $631,881 at June 30, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new products and services to begin generating revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party

Notes Payable

From time to time, the Company has received short term loans from officers and directors as disclosed in Note 8 below. The Company has a total of $897,661 and $596,401 of note payable on the consolidated balance sheet as of June 30, 2022 and December 31, 2021, respectively. From January 2021 to March 31, 2021, the Company received $30,500 loan from Nicole Breen. From April 2021 to June 2021, the Company received $8,000 loan from Nicole Breen. From July 2021 to September 2021, the Company received $7,000 loan from Nicole Breen. From Oct 2021 to December 2021, the Company received $18,000 and $300,000 loans from Nicole Breen and Glenn Martin, respectively. From January 2022 to March 31, 2022, the Company received $4,000 and $500,000 loans from Nicole Breen and Glenn Martin, respectively. The $500,000 loan from Glenn Martin was replaced the $300,000 loan. On May 2, 2022, the Company acquired the Hempirical Genetics, LLC from Jeffrey Miller, and then Jeffrey Miller became the executive officer of WEED, Inc. Based on the agreement, the Company owned Jeffrey Miller $240,000 as of June 30, 2022.

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

Accrued Compensation

A total of $423,250 and $312,250 of officer compensation was unpaid and outstanding at June 30, 2022 and 2021, respectively.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2022 and December 31, 2021, respectively:

Fair Value Measurements at December 31, 2021

	Level 1	Level 2	Level 3
Assets
Cash	$19,654	$-	$-
Intangible assets, net	$-	$40,576	$-
Total assets	$19,654	$40,576	$-
Liabilities
Notes payable, related parties		$596,401
Notes payable	$-	$65,607	$-
Total liabilities	$-	$662,008	$-
	$19,654	$621,432	$-

Fair Value Measurements at June 30, 2022

	Level 1	Level 2	Level 3
Assets
Cash	$821,094	$-	$-
Intangible assets, net	$-	$519,616	$-
Total assets	$821,094	$519,616	$-
Liabilities
Notes payable, related parties		$897,661
Notes payable	$-	$-	$-
Total liabilities	$-	$897,661	$-
	$821,094	$378,045	$-

The fair values of our related party debts are deemed to approximate book value and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the six months ended June 30, 2022 and the year ended December 31, 2021.

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

On November 11, 2021, the Company paid $245,000 to purchase the Sugar Hill golf course property. The total purchase price was $477,000.

Note 6 – Property and Equipment

Property and equipment consist of the following at June 30, 2022 and December 31, 2021, respectively:

	June 30,	December 31,
	2022	2021
Property improvements	$0	$5,000
Automobiles	0	0
Office equipment	8,667	8,667
Furniture & Fixtures	5,479	5,479
Lab equipment	153,569	65,769
Construction in progress	0	0
Land	372,069	383,027
Property	1,109,931	1,977,973
Property and equipment, gross	1,649,715	2,445,915
Less accumulated depreciation	(367,175)	(569,184)
Property and equipment, net	$1,282,540	$1,876,731

On May 12, 2022, the Company sold the La Veta property for $1,333,300 and $639,773 was record as gain on the sale.

Depreciation expense totaled $62,354 and $59,877 for the six months ended June 30, 2022 and 2021, respectively.

Note 7 – Intangible Assets

Goodwill

Goodwill represents the excess of the cost of a company acquired over the fair value of its net assets at the date of acquisition. Goodwill is assigned to specific reporting units and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. On May 02, 2022, WEED acquired the entire interests in Hempirical Genetics, LLC. which resulted in $480,200 of goodwill.

Note 7 – Intangible Assets (continued)

Intangibles

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

Acquisition intangible assets arising out of the acquisition of Hempirical Genetics, LLC. that should, in accordance with GAAP, be classified as intangibles, include goodwill.

On June 30, 2022, Intangibles consists of the following:

	June 30, 2022	December 31, 2021
Trademark	50,000	50,000
Less: Accumulated amortization	(10,584)	(9,424)
Total other intangibles, Net	39,416	40,576
Goodwill, Net	480,200	0
Total Intangibles, Net	519,616	40,576

Amortization expense totaled $1,441 and $1,083 for the six months ended June 30, 2022 and 2021, respectively.

Note 8 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at June 30, 2022 and December 31, 2021, respectively:

	June 30, 2022	December 31, 2021

On April 12, 2010, the Company received an unsecured, non-interest-bearing loan in the amount of $2,000, due on demand from Robert Leitzman. Interest is being imputed at the Company’s estimated borrowing rate, or 10% per annum. The largest aggregate amount outstanding was $2,000 during the periods ended December 31, 2019 and December 31, 2018. Mr. Leitzman owns less than 1% of the Company’s common stock, however, the Mr. Leitzman is deemed to be a related party given the non-interest-bearing nature of the loan and the materiality of the debt at the time of origination.	$2,000	2,000

Over various dates in 2011 and 2012, the Company received unsecured loans in the aggregate amount of $10,000, due on demand, bearing interest at 10%, from Sandra Orman. The largest aggregate amount outstanding was $10,000 during the periods ended December 31, 2019 and December 31, 2018. Mrs. Orman owns less than 1% of the Company’s common stock, however, Mrs. Orman is deemed to be a related party given the nature of the loan and the materiality of the debt at the time of origination.	$10,000	10,000

Over various dates from April 2019 to March 2022, the company received a net amount of $356,700 of advances, bearing interest at 5%, from Nicole Breen. On October 28, 2019, the company’s vehicles valued at $93,000 were used as a repayment.	$168,109

On November 2, 2021, the company received an unsecured loan in the amount of $300,000, bearing interest at 5%, from Glenn Martin. The loan was paid off on March 1, 2022.		309,700

On March 1, 2022, the company received an unsecured loan in the amount of $500,000, bearing interest at 9.25%, from Glenn Martin.	$500,000

On May 2, 2022, the company acquired Hempirical Genetics, LLC with a note payable to the executive officer Jeffrey Miller	$240,000	300,000

Notes payable, related parties	$920,109	$621,700

Less: Loan fee, net of amortization	22,448	25,299

Notes payable, related parties	$897,661	596,401

The Company recorded interest expense in the amount of $48,821 and $26,800 for the six months ended June 30, 2022 and 2021, respectively, including imputed interest expense in the amount of $18,235 and $8,017 during such periods related to notes payable, related parties.

Note 9 – Notes Payable

Note payable consist of the following at June 30, 2022 and December 31, 2021, respectively:

	June 30, 2022	December 31, 2021

On August 5, 2019, the Company entered into a promissory note, whereby the Company promises to pay Snell & Wilmer L.L.P the principal amount of $250,000, bearing interest at 2.5% per annum. The note is to be paid in consecutive monthly installments in the amount of $25,000, including accrued interest commencing on August 30, 2019, until the final balloon payment is paid on January 30, 2020. The note is in default. The promissory note is secured by the Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing with respect to the real property owned by Sangre located on 1390 Mountain Valley Road, La Veta, Colorado 81055. As of March 2022, $337,664 has been paid to Snell & Wilmer.	$0	54,169

On various dates, the Company received advances from consultant, Patrick Brodnik, bearing 5% interest.	$0	11,438

	$0	$65,607

The Company recognized interest expense of $697 and $1,338 related to the note payables for the six months ended June 30, 2022 and 2021, respectively. A total of $2,234 interest has been forgiven during the period.

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

Note 10 – Commitments and Contingencies (continued)

Operating Leases

We account for our lease under ASC 842. Under this guidance, arrangements meeting the definition of a lease are classified as operating and are recorded on the consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term.

The rate implicit in lease is not readily determinable, and we therefore use incremental borrowing rate to determine the present value of the lease payments. The incremental borrowing rate used to determine the initial value of right-of-use (“ROU”) assets and lease liabilities during the period ended June 30, 2022, was 5.0%.

In May, 2022, we entered into a lease agreement of a hemp drying facility in Huachuca City, Arizona for $1,200 per month. The lease term began May 2, 2022 and ends May 2, 2026. As of June 30, 2022, we had lease liability of $50,139, and ROU assets of $50,139.

Legal Proceedings

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

Note 11 – Business Combination

On May 02, 2022, Weed acquired 100% of the interest in Hempirical Genetics LLC. The consideration was paid in a total of 2,000,000 shares of its common stock, cash to the seller and promissory note to Hempirical’s owner. The total consideration paid to acquire Hempirical Genetics LLC amounted $650,000. A total of 1,000,000 shares of common stocks at $0.2 per share market value were issued in May, and the other 1,000,000 shares of common stocks of $200,000 fair value will be issued one year after the closing date, which is May 2, 2023. As of June 30, 2022, WEED has paid a cash of $10,000 to the Hempirical, and will pay $5,000 each month starting from July 2022 until paying off the note payable to Hempirical of $240,000.

Pro forma information related to the operations of Hempirical are not disclosed as such operations were insignificant for the historical periods.

The following summarized the estimate fair value of the acquired assets as of the date of the transaction:

Inventory	$82,000
Equipment	87,800
Total assets acquired	169,800
Goodwill	480,200
Total Consideration	$650,000

Note 12 – Stockholders’ Equity

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

2022 Common Stock Activity

Common Stock Sales (2022)

During the period ended June 30, 2022, the Company issued 300,000 shares of common stock for proceeds of $40,000. 50,000 shares valued at $356,250 carried from prior year were not issued at June 30, 2022, and such amount has been included in subscriptions payable.

Note 12 – Stockholders’ Equity (continued)

Common Stock Issued for Services (2022)

During the six months ended June 30, 2022, the Company agreed to issue an aggregate of 2,080,000 to consultants for services performed. The total fair value of common stock was $457,800 based on the closing price of the Company’s common stock earned on the measurement date.

Common Stock Issued for Acquisition (2022)

During the period ended June 30, 2022, the Company issued 1,000,000 shares of common stock for acquisition of Hempirical Genetics, LLC. The total fair value of common stock was $200,000 based on the closing price of the Company’s common stock earned on the measurement date. Based on the purchase agreement, the Company owned 1,000,000 shares of common stocks from one year of the closing date, which is May 2, 2023. Also, on May 2, the Company entered into an employment agreement with Jeffrey Miller which the Company will issue 25,000 shares value at $25,000 as salary, and such amount has been included in subscriptions payable.

Common Stock Cancellations

No common stocks were cancelled during the quarter ended June 30, 2022.

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

Note 13 – Common Stock Warrants and Options

Common Stock Warrants Granted (2022)

No common stock warrants were granted during the six months ended June 30, 2022 and December 31, 2021.

Warrants Exercised (2022)

No warrants were exercised during the six months ended June 30, 2022.

2021 Common Stock Warrant Activity

Common Stock Warrants Granted (2021)

No common stock warrants were granted during the year ended December 31, 2021.

Common Stock Warrants Expired (2020)

A total of 200,000 warrants expired during the year ended December 31, 2020.

Warrants Exercised (2020)

No warrants were exercised during the year ended December 31, 2020.

Note 13 – Common Stock Warrants and Options (continued)

Common Stock Options (2019)

A summary of the Company’s stock option activity and related information is as follows:

	For the Six Months Ended June 30, 2021
	Number of	Average
	Shares	Price
Outstanding at the beginning of period	$6,000,000	$10.55
Granted	-	-
Exercised/Expired/Cancelled	-	-
Outstanding at the end of period	6,000,000	$10.55
Exercisable at the end of period	6,000,000	$10.55

	For the Six Months Ended June 30, 2022
	Number of	Average
	Shares	Price
Outstanding at the beginning of period	$6,000,000	$10.55
Granted	-	-
Exercised/Expired/Cancelled	-	-
Outstanding at the end of period	6,000,000	$10.55
Exercisable at the end of period	6,000,000	$10.55

Note 14 – Income Tax

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provided that deferred tax assets and liabilities, are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the six months ended June 30, 2022 and the year ended December 31, 2021, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2022 and December 31, 2021, the Company had approximately $364,674 and $ $2,683,947 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company’s deferred tax asset are as follows:

June 30, 2022
Deferred tax assets:
Net operating loss carry forward as of 12/31/2021	12,817,540
Estimate Tax Loss June 30, 2022	364,674
Add back shares for services	(457,800)
NOL Carry Forward Cumulative as of 6/30/2022	12,724,414
Statutory Tax Rate	21%
Deferred Tax Asset	2,672,127
Valuation	(2,672,127)
Net Deferred Tax Asset	0

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2022 and December 31, 2021, respectively.

Note 15 – Subsequent Events

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

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Results of Operations

	Three Months Ended June 30,
	2022	2021
Revenue	$-	$-

Operating expenses:

General and administrative	175,818	76,765
Professional fees	202,649	1,103,244
Depreciation and amortization	28,846	27,603
Total operating expenses	407,313	1,207,612

Net operating loss	(407,313)	(1,207,612)

Other income (expense)
Interest expense	(19,438)	(17,233)
Other income (expense)	13,275	(2,918)
Gain on disposal of fixed asset	639,773	-
Net (loss) Income	$226,297	$(1,227,763)

Other Comprehensive Income	2,309	75

Comprehensive Income (Loss)	$228,606	$(1,227,688)

Operating Loss; Net (Loss) Income

Our comprehensive (loss) decreased by $1,456,294, from ($1,227,688) to $228,606, from the three months ended June 30, 2021 compared to the three months ended June 30, 2022. Our operating loss decreased by $800,299, from ($1,207,612) to ($407,313) for the same period. The decrease in net loss compared to the same period of the prior year is primarily a result of a decrease in professional fees and the gain on disposal of a fixed asset, partially offset by increases in general and administrative expenses, depreciation and amortization, and interest expense. These changes are detailed below.

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

General and Administrative Expenses

General and administrative expenses increased by $99,053, from $76,765 for the three months ended June 30, 2021 to $175,818 for the three months ended June 30, 2022, primarily due to increases in executive salary and property expense.

Professional Fees

Our professional fees decreased by $900,595 during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Our professional fees were $202,649 for the three months ended June 30, 2022 and $1,103,244 for the three months ended June 30, 2021. These fees are largely related to fees paid for legal and accounting services, along with compensation to independent contractors, and decreased significantly primarily as a result of decreases in the value of stock-based compensation awards due to issuing shares for services during the period. We expect these fees to vary quarter-to-quarter as our business and stock price fluctuate if we continue to use stock-based compensation. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization

During the three months ended June 30, 2022 we had depreciation and amortization expense of $28,846, compared to $27,603 in the three months ended June 30, 2021. Our depreciation and amortization expense primarily relates to our property and trademark acquisitions.

Interest Expense

Interest expense increased from $17,233   for the three months ended June 30, 2021 to $19,438   for the three months ended June 30, 2022. Our interest expense primarily relates to notes payable from attorneys and related parties.

Other Income (Expense)

During the three months ended June 30, 2022, our other income was $13,275 compared to other expense of ($2,918) for the three months ended June 30, 2021. The other income during the three months ended June 30, 2022 primarily related to foreign fringe benefit refund and interest forgiveness, the other expense for the three months ended June 30, 2021 primarily related to finance charges.

Gain on Disposal of Fixed Assets

We had gain on disposal of fixed assets of $639,773 for the three months ended June 30, 2022, compared to $0 for the same period in 2021. The gain on disposal of fixed assets in 2022 relates to our sale of company-owned residential property near La Veta, Colorado.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Results of Operations

	Six Months Ended June 30,
	2022	2021
Revenue	$-	$-

Operating expenses:

General and administrative	312,608	527,481
Professional fees	562,050	1,574,856
Depreciation and amortization	63,795	60,961
Total operating expenses	938,453	2,163,298

Net operating loss	(938,453)	(2,163,298)

Other income (expense)
Interest expense	(65,519)	(26,800)
Other expense	(475)	(9,409)
Gain on disposal of fixed asset	639,773	-
Net (loss) income	$(364,674)	$(2,199,507)

Other Comprehensive Income (Loss)	1,553	(487)

Comprehensive Loss	$(363,121)	$(2,199,994)

Operating Loss; Net (Loss) Income

Our comprehensive (loss) decreased by $1,836,873, from ($2,199,994) to ($336,121), from the six months ended June 30, 2021 compared to the six months ended June 30, 2022. Our operating loss decreased by $1,224,845, from ($2,163,298) to ($938,453) for the same period. The decrease in net loss compared to the same period of the prior year is primarily a result of a decreases in general and administrative expenses and professional fees, as well as the gain on disposal of a fixed asset, partially offset by increases in depreciation and amortization, and interest expense. These changes are detailed below.

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

General and Administrative Expenses

General and administrative expenses decreased by $214,478, from $527,481 for the six months ended June 30, 2021 to $312,608 for the six months ended June 30, 2022, primarily due to decreases in consulting services.

Professional Fees

Our professional fees decreased by $1,012,806 during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Our professional fees were $562,050 for the six months ended June 30, 2022 and $1,574,856 for the six months ended June 30, 2021. These fees are largely related to fees paid for legal and accounting services, along with compensation to independent contractors, and decreased significantly primarily as a result of decreases in the value of stock-based compensation awards due to issuing shares for services during the period. We expect these fees to vary quarter-to-quarter as our business and stock price fluctuate if we continue to use stock-based compensation. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization

During the six months ended June 30, 2022 we had depreciation and amortization expense of $63,795, compared to $60,961 in the six months ended June 30, 2021. Our depreciation and amortization expense primarily relates to our property and trademark acquisitions.

Interest Expense

Interest expense increased from $26,800 for the six months ended June 30, 2021 to $65,519   for the six months ended June 30, 2022. Our interest expense primarily relates to notes payable from attorneys and related parties.

Other Expense

During the six months ended June 30, 2022, our other expense was ($475) compared to ($9,409)   for the six months ended June 30, 2021. The other expense during the six months ended June 30, 2022 primarily related to broker commissions related to a loan, the other expense for the six months ended June 30, 2021 primarily related to finance charges.

Gain on Disposal of Fixed Assets

We had gain on disposal of fixed assets of $639,773 for the six months ended June 30, 2022, compared to $0 for the same period in 2021. The gain on disposal of fixed assets in 2022 relates to our sale of company-owned residential property near La Veta, Colorado.

Liquidity and Capital Resources

Introduction

During the six months ended June 30, 2022, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of June 30, 2022 was $821,094 and our monthly cash flow burn rate was approximately $45,000. Our cash on hand was primarily proceeds from the sales of our securities and the sale of our residential property near La Veta, Colorado. We currently do not believe we will be able to satisfy our cash needs from our revenues for many years to come.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2022 and December 31, 2021, respectively, are as follows:

	June 30, 2022	December 31, 2021	Change

Cash	$821,094	$19,654	$801,440
Total Current Assets	922,184	41,918	880,266
Total Assets	2,774,479	1,959,225	815,254
Total Current Liabilities	1,554,065	1,341,725	212,340
Total Liabilities	1,554,065	1,341,725	212,340

Our total assets increased by $815,254 as of June 30, 2022 as compared to December 31, 2021. The increase in our total assets between the two periods was attributed to increases in our cash, inventory, computers and equipment, and goodwill, partially offset by decreases in our prepaid expenses, and property and equipment, net.

Our current liabilities and total liabilities increased by $212,340, as of June 30, 2022 as compared to December 31, 2021. This increase was primarily due to increases in accrued officer compensation, accrued expense, lease liability and notes payable, related party, partially offset by decreases in accounts payable, accrued interest, and in notes payable – in default.

In order to pay our obligations in full or in part when due, we will be required to raise capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available of $821,094 and $19,654 as of June 30, 2022 and December 31, 2021, respectively. Based on our lack of revenues, our cash on hand and current monthly burn rate of approximately $45,000, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $441,653 for the six months ended June 30, 2022, as compared to $378,937 for the six months ended June 30, 2021. For the period in 2022, the net cash used in operating activities consisted primarily of our net loss of ($364,674), adjusted by depreciation and amortization of $63,795, debt discount amortization of $43,241, estimated fair value of shares issued for services of $507,800, imputed interest on RP loans of $18,235, and gain on disposal of fixed asset of ($639,773) and further adjusted by decreases in prepaid expenses and deposits of $3,174 and accounts payable of $127,912, and increases in accrued expenses of $54,461. For the period in 2021, the net cash used in operating activities consisted primarily of our net loss of ($2,199,507), adjusted by estimated value of shares issued for services of $1,743,350, depreciation and amortization of $60,691, and imputed interest on RP loans of $16,226, and further adjusted by an increase assets of deposits – related party of $60,000, decrease in assets of prepaid expenses and deposits of $6,989, and increases in liabilities of accounts payable of $12,433 and accrued expenses of $40,611.

Investments

For the six months ended June 30, 2022, we had cash flows from investing activities of $1,257,037, all related to proceeds from disposal of a fixed asset for the sale of the residential property in Colorado. For the six months ended June 30, 2021, we had cash flows from investing activities of ($3,734) related to purchases of property and equipment.

Financing

Our net cash used in financing activities for the six months ended June 30, 2022 was ($15,497), compared to cash provided by financing activities of $409,131 for the six months ended June 30, 2021. For the period in 2022, our financing activities related to repayments on notes payable of ($74,884) and repayments of notes payable-related party of ($445,591), partially offset by proceeds from the sale of common stock of $40,000, and proceeds from notes payable of $464,978. For the period in 2021, our financing activities related to proceeds from the sale of common stock of $380,000, proceeds from notes payable-related party of $38,500, and stock payable of $30,000, partially offset by repayments on notes payable of $39,369.

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

As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2022 to the same extent they were not effective as of December 31, 2021.

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

During the three months ended June 30, 2022, we issued the following unregistered securities:

Common Stock Sales

During the three months ended June 30, 2022, we issued 300,000 shares of common stock for proceeds of $40,000 to non-affiliates. 50,000 shares valued at $356,250 were not issued at June 30, 2022, and such amount has been included in subscriptions payable. The offering and sales were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make this determination we relied on the representations of the purchaser contained in the securities purchase agreements signed by the purchaser, which indicated the purchaser were knowledgeable about our management and our operations, were sophisticated investors, and understood the purchase was part of a private placement.

Common Stock Issued to Consultants

During the three months ended June 30, 2022, we agreed to issued an aggregate of 2,080,000 shares of common stock to consultants for services performed. The total fair value of common stock was $457,800 based on the closing price of our common stock earned on the measurement date. The issuances were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make that determination we relied on the representations of the purchasers contained in the agreements signed by the purchasers and the fact the consultants did work for the company and was familiar with the company, its operations and its management.

Common Stock Issued for Acquisition

During the three months ended June 30, 2022, we issued 1,000,000 shares of common stock for the acquisition of Hempirical Genetics, LLC. The total fair value of common stock was $200,000 based on the closing price of our common stock earned on the measurement date. The issuance was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make that determination we relied on the representations of the purchaser contained in the agreements signed by the purchaser and the fact the purchaser did work for the company and was familiar with the company, its operations and its management.

ITEM 3	Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4	Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5	Other Information

Acquisition of Hempirical Genetics, LLC

On May 2, 2022, we entered into Share Exchange Agreement (the “Exchange Agreement”) with Hempirical Genetics, LLC, an Arizona limited liability company (“Hempirical”), under which we acquired all of the issued and outstanding membership interests of Hempirical from Jeffery Miller in exchange for $650,000   payable in Two Million (2,000,000) of our common stock (the “WEED Shares”), valued at $400,000   based on the value of our common stock, and $250,000 in cash to be paid over four years. Under the terms of the Exchange Agreement we issued Hempirical One Million (1,000,000) shares of our common stock on May 2, 2022, with the remaining One Million (1,000,000) shares of our common stock due to be issued on May 2, 2023.

On May 2, 2022, we entered into an Executive Employment Agreement (the “Employment Agreement”) with Jeffery Miller (“Miller”), the owner of Hempirical, under which Miller will serve as the Chief Executive Officer of HEMP Biosciences, Inc., a wholly-owned subsidiary of ours. Under the terms of the Employment Agreement, Miller’s employment will continue for two (2) years, unless the agreement is terminated earlier, in exchange for 100,000 shares of common stock paid up front and 25,000 shares per month, payable by the issuance of 150,000 shares on each April 1st and 150,000 shares on each October 1st. Miller is entitled to additional shares under the Employment Agreement upon us meeting certain operational thresholds.

The foregoing description of the Exchange Agreement and Employment Agreement are not complete and are qualified in their entirety by references to the full text of the Exchange Agreement and Employment Agreement, which are filed as exhibits 10.17 and 10.18, respectively, to this report and are incorporated by reference herein.

Sale of Colorado Property

On May 12, 2022, we closed the sale of one of our properties located in Colorado for $1,333,300. The property is a residential home that has 5 bedrooms and 3 bathrooms and we originally acquired it in February 2018 for $1,200,000. We purchased it for the purpose of housing company personnel and consultants while they worked on certain of our projects. However, since our genomic study and clinical trials are now being reevaluated for Israel and Australia, and with our acquisition of the golf course property in Westfield, New York, the residential property in Colorado became expendable since we will no longer need it for employees or consultants. The funds from the sale of the property allowed us to pay off several outstanding debt obligations.

ITEM 6	Exhibits

Item No.	Description

3.1 (1)	Articles of Incorporation of WEED, Inc.

3.2 (1)	Bylaws of WEED, Inc.

10.1 (1)	Share Exchange Agreement by and between WEED, Inc. and Sangre AT, LLC dated April 20, 2017

10.2 (1)	Promissory Note dated July 26, 2017 issued to A.R. Miller for acquisition of La Veta, CO Property

10.3 (1)	Deed of Trust dated July 26, 2017 related to acquisition of La Veta, CO Property

10.4 (2)	Form of Securities Purchase Agreement

10.5 (2)	Form of Warrant Agreement

10.6 (2)	Purchase and Sale Agreement by and between WEED, Inc. and Greg DiPaolo’s Pro Am Golf, LLC dated October 24, 2017

10.7 (3)	Amendment No. 1 to Promissory Note by and between WEED, Inc. and A.R. Miller dated January 12, 2018

10.8 (3)	Amended & Restated Employment Agreement with Glenn E. Martin dated February 1, 2018

10.9 (3)	Amended & Restated Employment Agreement with Nicole M. Breen dated February 1, 2018

10.10 (3)	Form of WEED, Inc. Restricted Stock Agreement

10.11 (3)	Form of WEED, Inc. Notice of Grant of Non-Qualified Stock Options

10.12 (3)	Wage Settlement and Release Agreement with Ryan Breen dated February 1, 2018

10.13 (4)	Second Addendum to Purchase and Sale Agreement Greg DiPaolo’s Pro Am Gold, LLC dated February 19, 2018

10.14 (5)	Exclusive License and Assignment Agreement with Yissum Research Development Company of the Hebrew University of Jerusalem, Ltd. dated March 1, 2019

10.15 (5)	Consulting Agreement with Yissum Research Development Company of the Hebrew University of Jerusalem, Ltd. and Prof. Elka Touitou dated March 1, 2019

10.16 (7)	Promissory Note issued by WEED, Inc. to Glenn E. Martin dated November 2, 2021

10.17 (8)	Share Exchange Agreement with Hempirical Genetics, LLC dated May 2, 2022

10.18 (8)	Employment Agreement with Jeffery Miller dated May 2, 2022

21.1 (6)	Subsidiaries of WEED, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	Inline XBRL Instance Document

101.SCH **	Inline XBRL Taxonomy Extension Schema Document

101.CAL **	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from our Registration Statement on Form S-1 filed with the Commission on August 11, 2017.

(2)	Incorporated by reference from the Amendment No. 1 to our Registration Statement on Form S-1 filed with the Commission on November 16, 2017.

(3)	Incorporated by reference from the Amendment No. 2 to our Registration Statement on Form S-1 filed with the Commission on February 1, 2018.

(4)	Incorporated by reference from the Amendment No. 3 to our Registration Statement on Form S-1 filed with the Commission on April 30, 2018.

(5)	Incorporated by reference from the Current Report on Form 8-K filed with the Commission on March 7, 2019.

(6)	Incorporated by reference from the Annual Report on Form 10-K filed with the Commission on April 16, 2019.

(7)	Incorporated by reference from the Current Report on Form 8-K filed with the Commission on December 10, 2021.

(8)	Incorporated by reference from the Current Report on Form 8-K filed with the Commission on August 4, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEED, Inc.

Dated: August 15, 2022	By:	/s/ Glenn E. Martin
	Its:	Glenn E. Martin
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer) (Principal Financial Officer)