Form 10-Q
period 2022-09-30
WEED, INC.
filed 2022-11-21
CIK 1393772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 14, 2022 there were 123,482,685 shares of common stock, $0.00001 par value, issued and outstanding.

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

The consolidated balance sheets as of September 30, 2022 (unaudited) and December 31, 2021, the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021, the consolidated statement of changes in stockholders’ equity (deficit) for the three and nine months ended September 30, 2022, and the consolidated statements of cash flows for the nine months ending September 30, 2022 and 2021, follow. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

WEED, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

TABLE OF CONTENTS

WEED, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2022	2021
ASSETS

CURRENT ASSETS:
Cash	$535,527	$19,654
Accounts Receivable	822	822
Inventory	63,959	-
Prepaid expenses	42,041	21,442
Other Current Asset	1,044	-

TOTAL CURRENT ASSETS	643,393	41,918

Land	372,069	383,027
Building	1,109,931	1,977,973
Computers & Equipment	137,772	79,915
Leasehold improvements	-	5,000
	1,619,772	2,445,915

Less: Accumulated depreciation	(387,779)	(569,184)

Property and equipment, net	1,231,993	1,876,731

Goodwill	480,801	-
Grower License	667	-
Trademark	50,000	50,000
	531,468	50,000
Less: Accumulated amortization	(11,234)	(9,424)

Intangible assets, net	520,234	40,576

ROU asset	47,153	-

TOTAL ASSETS	$2,442,773	$1,959,225

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$124,152	$245,857
Accrued expense	42,402	16,500
Accrued officer compensation	425,750	365,750
Accrued interest	43,281	50,887
Notes payable, related parties	763,454	596,401
Notes payable - in default	-	65,607
Lease liability	47,153	-
Due to officer	723	723

TOTAL CURRENT LIABILITIES	1,446,915	1,341,725

TOTAL LIABILITIES	1,446,915	1,341,725

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock, $0.001 par value, 200,000,000 authorized, 123,482,685 and 118,102,685 issued and outstanding, respectively	123,483	119,223
Additional paid-in capital	83,789,542	82,976,493
Subscription payable	588,750	356,250
Accumulated deficit	(83,504,581)	(82,832,901)
Accumulated other comprehensive loss:
Foreign currency translation	(1,336)	(1,565)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	995,858	617,500

TOTAL LIABILITIES & STOCKERHOLDERS’ EQUITY (DEFICIT)	$2,442,773	$1,959,225

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021

REVENUE	$-	$-	$-	$-

COST OF GOOD SOLD	2,230	-	2,230	-

GROSS PROFIT	(2,230)	-	(2,230)	-

OPERATING EXPENSES
General and administrative expenses	110,903	56,877	423,511	591,188
Professional fees	143,572	79,489	705,622	1,654,345
Depreciation & amortization	21,255	33,544	85,050	94,505

Total operating expenses	275,730	169,910	1,214,183	2,340,038

NET OPERATING LOSS	(277,960)	(169,910)	(1,216,413)	(2,340,038)

OTHER INCOME (EXPENSE)
Interest expense	(31,030)	(3,415)	(96,549)	(32,794)
Other income (expense)	1,984	-	1,509	-
Gain on disposal of fixed assets	-	-	639,773	-

TOTAL OTHER INCOME (EXPENSE)	(29,046)	(3,415)	544,733	(32,794)

NET (LOSS) INCOME	(307,006)	(173,325)	(671,680)	(2,372,832)

OTHER COMPREHENSIVE INCOME (LOSS)	(1,324)	(912)	229	(1,399)

COMPREHENSIVE LOSS	$(308,330)	$(174,237)	$(671,451)	$(2,374,231)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

Outstanding - basic and fully diluted	122,937,468	117,918,500	121,750,853	116,084,315

Net loss per share - basic and fully diluted	$(0.002)	$(0.001)	$(0.006)	$(0.020)

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months ended September 30, 2022

(Unaudited)

	Common Stock						Total
			Additional	Subscriptions	Accumulated	Other	Stockholders’
	Shares	Amount	Paid-In Capital	Payable	Deficit	Comprehensive	Equity

Balance, December 31, 2020	113,372,685	$113,373	$80,403,267	$356,250	(79,991,051)	(120)	$881,719

Common stock sold for cash	2,200,000	2,200	557,800	-	-	-	560,000

Common stock issued for services	3,650,000	3,650	1,999,200	-	-	-	2,002,850

Imputed Interest on RP Loans	-	-	16,226	-	-	-	16,226

Net loss	-	-	-	-	(2,841,850)	-	(2,841,850)

Other comprehensive income, net	-	-	-	-	-	(1,445)	(1,445)

Balance, December 31, 2021	119,222,685	$119,223	$82,976,493	$356,250	(82,832,901)	(1,565)	$617,500

Common stock sold for cash	200,000	200	29,800	-	-	-	30,000

Common stock issued for services	1,410,000	1,410	312,790	-	-	-	314,200

Imputed Interest on RP Loans	-	-	9,127	-	-	-	9,127

Net loss	-	-	-	-	(590,971)	-	(590,971)

Other comprehensive income, net	-	-	-	-	-	(756)	(756)

Balance, March 31, 2022	120,832,685	$120,833	$83,328,210	$356,250	(83,423,872)	(2,321)	$379,100

Common stock sold for cash	100,000	100	9,900	-	-	-	10,000

Common stock issued for services	670,000	670	142,930	10,000	-	-	153,600

Imputed Interest on RP Loans	-	-	9,108	-	-	-	9,108

Stock issuance for acquistion of Hempriical Genetics	1,000,000	1,000	199,000	200,000	-	-	400,000

Net income	-	-	-	-	226,297	-	226,297

Other comprehensive income, net	-	-	-	-	-	2,309	2,309

Balance, June 30, 2022	122,602,685	$122,603	$83,689,148	$566,250	(83,197,575)	(12)	$1,180,414

Common stock sold for cash	-	-	-	-	-	-	-

Common stock issued for services	880,000	880	99,920	22,500	-	-	123,300

Imputed Interest on RP Loans	-	-	6,172	-	-	-	6,172

Stock issuance for acquistion of Hempriical Genetics	-	-	(5,698)	-	-	-	(5,698)

Net income	-	-	-	-	(307,006)	-	(307,006)

Other comprehensive income, net	-	-	-	-	-	(1,324)	(1,324)

Balance, September 30, 2022	123,482,685	$123,483	$83,789,542	$588,750	(83,504,581)	(1,336)	$995,858

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine
	Months Ended
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(671,680)	$(2,372,832)
Adjustments to reconcile to net loss to net cash used in operating activities:
Depreciation and amortization	85,050	94,505
Debt discount amortization	43,241	-
Gain on disposal of fixed asset	(639,773)	-
Imputed Interet on RP Loans	24,407	16,226
Estimated fair value of stock based compensation	-	1,786,850
Estimated fair value of shares issued for services	591,100	-
Decrease (increase) in assets
Inventory	-	-
Prepaid expenses and deposits	(21,643)	(93,846)
Increase (decrease) in liabilities
Accounts Payable	(121,705)	8,884
Accrued expenses	78,296	65,655

NET CASH USED IN OPERATING ACTIVITIES	(632,707)	(494,558)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(3,734)
Proceeds from disposal of fixed asset	1,257,037	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,257,037	(3,734)

CASH FLOWS FROM FINANCING ACTIVITIES

Stock payable	-	10,000
Proceeds from notes payable - related party	-	-
Proceeds from the sale of common stock	40,000	480,000
Proceeds from notes payable - related party	468,765	45,500
Repayments on notes payable - related party	(542,567)	-
Repayments on notes payable	(74,884)	(46,699)

NET CASH PROVIDED BY FINANCING ACTIVITIES	(108,686)	488,801

NET CHANGE IN CASH	515,644	(9,491)

EFFECT OF EXCHANGE RATE ON CASH	229	(1,399)

CASH, BEGINNING OF PERIOD	19,654	12,629

CASH, END OF PERIOD	$535,527	$1,739

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the years ended December 31:

Income taxes	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:

Acquisition of Hemprical Genetics with common stock and note payable	$650,000	$-

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

Basis of Presentation:

The accompanying condensed consolidated balance sheet at December 31, 2021, has been derived from audited consolidated financial statements and the unaudited condensed consolidated financial statements as of September 30, 2022 and 2021 ( the “financial statements”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Registration Statement on Form S-1 for the year ended December 31, 2021 (the “2021 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01.

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

Revenue Recognition

The Company is using the revenue recognition standard ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, and using the cumulative effect (modified retrospective) approach. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings at the date of initial application. No cumulative-effect adjustment in retained earnings was recorded as the Company’s has no historical revenue. The impact of the adoption of the new standard was not material to the Company’s consolidated financial statements. The Company did not earn revenue during the periods ended September 30, 2022 and 2021.  When the Company earns revenue, it will be recognized in accordance with FASB ASC 606 – Revenue from Contracts with Customers.

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

Note 1 – Nature of Business and Significant Accounting Policies (continued)

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

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. These expenses were $14,491 and $500 for nine months ended September 30, 2022 and 2021.

Foreign Currency Transactions

Expenses are translated at the exchange rates in effect at the date of the transaction. Foreign currency denominated payables are translated at the rates of exchange at the balance sheet date. The resulting transaction gains and losses are recorded in the statement of income in the period incurred.

Assets and liabilities of those operations are translated at exchange rates in effect at the balance sheet date. Income and expenses are translated using the exchange rates on the transaction date for the reporting period. Translation adjustments, if any, are reported as a separate component of accumulated other comprehensive income. Transaction gain (loss) on foreign currency exchange rate was $229 and ($1,399) for nine months ended September 30, 2022 and 2021. For all significant foreign operations, the functional currency is the local currency.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $83,504,581 and negative working capital of $803,522 at September 30, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new products and services to begin generating revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party

Notes Payable

From time to time, the Company has received short term loans from officers and directors as disclosed in Note 8 below. The Company has a total of $763,454 and $596,401 of note payable on the consolidated balance sheet as of September 30, 2022 and December 31, 2021, respectively. From January 2021 to March 31, 2021, the Company received $30,500 loan from Nicole Breen. From April 2021 to June 2021, the Company received $8,000 loan from Nicole Breen. From July 2021 to September 2021, the Company received $7,000 loan from Nicole Breen. From Oct 2021 to December 2021, the Company received $18,000 and $300,000 loans from Nicole Breen and Glenn Martin, respectively. From January 2022 to March 31, 2022, the Company received $4,000 and $500,000 loans from Nicole Breen and Glenn Martin, respectively. The $500,000 loan from Glenn Martin was replaced the $300,000 loan. On May 2, 2022, the Company acquired the Hempirical Genetics, LLC from Jeffrey Miller, and then Jeffrey Miller became the executive officer of WEED, Inc. Based on the agreement, the Company owned Jeffrey Miller $220,000 as of September 30, 2022. On July 1, 2022, Patrick Brodnik signed executive employee agreement with the Company, and become one of the related parties since that. On various dates during the third quarter 2022, the Company received advance of $3,787 from Patrick Brodnik at no interest.

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

Accrued Compensation

A total of $425,750 and $329,750 of officer compensation was unpaid and outstanding at September 30, 2022 and 2021, respectively.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2022 and December 31, 2021, respectively:

Fair Value Measurements at December 31, 2021

	Level 1	Level 2	Level 3
Assets
Cash	$19,654	$-	$-
Intangible assets, net	$-	$40,576	$-
Total assets	$19,654	$40,576	$-
Liabilities
Notes payable, related parties		$596,401
Notes payable	$-	$65,607	$-
Total liabilities	$-	$662,008	$-
	$19,654	$621,432	$-

Fair Value Measurements at September 30, 2022

	Level 1	Level 2	Level 3
Assets
Cash	$535,527	$-	$-
Intangible assets, net	$-	$520,234	$-
Total assets	$535,527	$520,234	$-
Liabilities
Notes payable, related parties		$764,177
Notes payable	$-	$-	$-
Total liabilities	$-	$764,177	$-
	$535,527	$243,943	$-

The fair values of our related party debts are deemed to approximate book value and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the nine months ended September 30, 2022 and the year ended December 31, 2021.

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

On November 11, 2021, the Company paid $245,000 to purchase the Sugar Hill golf course property. The total purchase price was $477,000.

Note 6 – Property and Equipment

Property and equipment consist of the following at September 30, 2022 and December 31, 2021, respectively:

	September 30,	December 31,
	2022	2021
Property improvements	$0	$5,000
Automobiles	0	0
Office equipment	8,667	8,667
Furniture & Fixtures	5,479	5,479
Lab equipment	123,626	65,769
Construction in progress	0	0
Land	372,069	383,027
Property	1,109,931	1,977,973
Property and equipment, gross	1,619,772	2,445,915
Less accumulated depreciation	(387,779)	(569,184)
Property and equipment, net	$1,231,993	$1,876,731

On May 12, 2022, the Company sold the La Veta property for $1,333,300 and $639,773 was record as gain on the sale.

Depreciation expense totaled $82,959 and $92,711 for the nine months ended September 30, 2022 and 2021, respectively.

Note 7 – Intangible Assets

Goodwill

Goodwill represents the excess of the cost of a company acquired over the fair value of its net assets at the date of acquisition. Goodwill is assigned to specific reporting units and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. On May 02, 2022, WEED acquired the entire interests in Hempirical Genetics, LLC, which resulted in $480,801 of goodwill.

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

On September 30, 2022, Intangibles consists of the following:

	September 30, 2022	December 31, 2021
Trademark	50,000	50,000
Grower License	667	-
Less: Accumulated amortization	(11,234)	(9,424)
Total other intangibles, Net	39,433	40,576
Goodwill, Net	480,801	-
Total Intangibles, Net	520,234	40,576

Amortization expense totaled $1,950 and $1,733 for the nine months ended September 30, 2022 and 2021, respectively.

Note 8 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at September 30, 2022 and December 31, 2021, respectively:

	September 30, 2022	December 31, 2021

On April 12, 2010, the Company received an unsecured, non-interest-bearing loan in the amount of $2,000, due on demand from Robert Leitzman. Interest is being imputed at the Company’s estimated borrowing rate, or 10% per annum. The largest aggregate amount outstanding was $2,000 during the periods ended December 31, 2019 and December 31, 2018. Mr. Leitzman owns less than 1% of the Company’s common stock, however, the Mr. Leitzman is deemed to be a related party given the non-interest-bearing nature of the loan and the materiality of the debt at the time of origination.	$2,000	2,000

Over various dates in 2011 and 2012, the Company received unsecured loans in the aggregate amount of $10,000, due on demand, bearing interest at 10%, from Sandra Orman. The largest aggregate amount outstanding was $10,000 during the periods ended December 31, 2019 and December 31, 2018. Mrs. Orman owns less than 1% of the Company’s common stock, however, Mrs. Orman is deemed to be a related party given the nature of the loan and the materiality of the debt at the time of origination.	$10,000	10,000

Over various dates from April 2019 to March 2022, the company received a net amount of $356,700 of advances, bearing interest at 5%, from Nicole Breen. On October 28, 2019, the company’s vehicles valued at $93,000 were used as a repayment.	$74,425	-

On November 2, 2021, the company received an unsecured loan in the amount of $300,000, bearing interest at 5%, from Glenn Martin. The loan was paid off on March 1, 2022.	-	309,700

On March 1, 2022, the company received an unsecured loan in the amount of $500,000, bearing interest at 9.25%, from Glenn Martin.	$500,000	-

On May 2, 2022, the company acquired Hempirical Genetics, LLC with a note payable to the executive officer Jeffrey Miller	$220,000	300,000

On various day in 2022, the company received $3,787 from Patrick Brodnick at no interest	$3,787	-

Notes payable, related parties	$810,212	$621,700

Less: Loan fee, net of amortization	46,758	25,299

Notes payable, related parties	$763,454	596,401

The Company recorded interest expense in the amount of $56,984 and $12,929 for the nine months ended September 30, 2022 and 2021, respectively, including imputed interest expense in the amount of $24,407 and $12,191 during such periods related to notes payable, related parties.

Note 9 – Notes Payable

Note payable consist of the following at September 30, 2022 and December 31, 2021, respectively:

	September 30, 2022	December 31, 2021

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
	$-	54,169

On various dates, the Company received advances from consultant, Patrick Brodnik, bearing 5% interest.	$-	11,438

	$-	$65,607

The Company recognized interest expense of $697 and $19,865 related to the note payables for the nine months ended September 30, 2022 and 2021, respectively. A total of $2,234 interest has been forgiven during the period.

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

The rate implicit in lease is not readily determinable, and we therefore use incremental borrowing rate to determine the present value of the lease payments. The incremental borrowing rate used to determine the initial value of right-of-use (“ROU”) assets and lease liabilities during the period ended September 30, 2022, was 5.0%.

In May, 2022, we entered into a lease agreement of a hemp drying facility in Huachuca City, Arizona for $1,200 per month. The lease term began May 2, 2022 and ends May 2, 2026. As of September 30, 2022, we had lease liability of $47,153, and ROU assets of $47,153.

Legal Proceedings

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

Note 11 – Business Combination

On May 02, 2022, Weed acquired 100% of the interest in Hempirical Genetics LLC. The consideration was paid in a total of 2,000,000 shares of its common stock, cash to the seller and promissory note to Hempirical’s owner. The total consideration paid to acquire Hempirical Genetics LLC amounted $603,284. A total of 1,000,000 shares of common stocks at $0.201 per share market value were issued in May, and the other 1,000,000 shares of common stocks of $193,302 fair value will be issued one year after the closing date, which is May 2, 2023. Weed has also agreed to pay the sole member of Hemperical the following cash consideration of $250,000 having $10,000 paid at the Closing and 48 monthly payments of the $5,000 paid quarterly commencing July 2022.

Based on the qualified valuation report, the consideration is valued as follows:

Valuation Date: 5/2/2022	At Closing	Forward Agreement	Cash
Consideration Shares (Common)	1,000,000	1,000,000	$250,000
Market Price	0.201	0.201
Fair Value of Consideration	$201,000	$193,302	$208,982
Purchase Price			$603,284

Pro forma information related to the operations of Hempirical are not disclosed as such operations were insignificant for the historical periods.

The following summarized the estimate fair value of the acquired assets as of the date of the transaction:

Inventory	$63,960
Equipment	57,857
Total assets acquired	121,817
Grower License	667
Goodwill	480,801
Total Consideration	$603,284

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

2022 Common Stock Activity

Common Stock Sales (2022)

During the period ended September 30, 2022, the Company issued 300,000 shares of common stock for proceeds of $40,000. 300,000 shares valued at $356,250 carried from prior year, were not issued at September 30, 2022, and such amount has been included in subscriptions payable.

Common Stock Issued for Services (2022)

During the nine months ended September 30, 2022, the Company agreed to issue an aggregate of 2,960,000 to consultants for services performed. The total fair value of common stock was $558,600 based on the closing price of the Company’s common stock earned on the measurement date.

Common Stock Issued for Acquisition (2022)

During the period ended June 30, 2022, the Company issued 1,000,000 shares of common stock for acquisition of Hempirical Genetics, LLC. The total fair value of common stock was $200,000 based on the closing price of the Company’s common stock earned on the measurement date. Based on the purchase agreement, the Company owned 1,000,000 shares of common stocks from one year of the closing date, which is May 2, 2023. Also, on May 2, the Company entered into an employment agreement with Jeffrey Miller which the Company will issue 25,000 shares per month as salary, and such amount has been included in subscriptions payable.

Common Stock Cancellations

No common stocks were cancelled during the quarter ended September 30, 2022.

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

Note 13 – Common Stock Warrants and Options

Common Stock Warrants Granted (2022)

No common stock warrants were granted during the nine months ended September 30, 2022 and December 31, 2021.

Warrants Exercised (2022)

No warrants were exercised during the nine months ended September 30, 2022.

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

	For the Nine Months Ended September 30, 2022
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

For the nine months ended September 30, 2022 and the year ended December 31, 2021, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2022 and December 31, 2021, the Company had approximately $838,993 and $ $2,750,566 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company’s deferred tax assets are as follows:

September 30, 2022
Deferred tax assets:
Net operating loss carry forward as of 12/31/2021	12,817,540
Estimate Tax Loss September 30, 2022	671,680
Add back shares for services	(558,600)
NOL Carry Forward Cumulative as of 9/30/2022	12,930,620
Statutory Tax Rate	21%
Deferred Tax Asset	2,715,430
Valuation	(2,715,430)
Net Deferred Tax Asset	0

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2022 and December 31, 2021, respectively.

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

Second, on November 22, 2021, WEED completed the purchase of the Sugar Hill Golf course property located in the town of Portland, New York. WEED’s acquisition of this ~43 acre property with ~2000 ft. of Lake Erie waterfront also comes with the “unlimited water extractions rights” from Lake Erie related to the property, along with a complete wastewater management plant. WEED’s initial plan is to utilize the property to access the hemp and infused beverage markets as our property in the middle of the largest concord grape producing region of the United States. In the future, WEED may look to use the unique property infrastructure to build a luxury condos & resort development in the most natural settings to be ESG compliant in conjunction to WEEDs forming its Social Equity Advisory Council (SEAC) to create Diversity & Equality in our industry. This project is only in its conceptual stage, no funding or plans have been developed other than the proposed name: The Four Winds Luxury condos & resort to be “Cannabis Friendly” which would be a “FIRST” in the nation. The New York property is now owned by Four Winds of Lake Erie, LLC, a wholly-owned subsidiary of WEED, Inc.

Third, WEED established WEED Australia Ltd. and its wholly owned Cannabis Institute of Australia (C.I.A.) in Australia in March of 2017, for the purpose of conducting cannabis and hemp research and potentially developing products and educational services in and for Australians as stated above. C.I.A. is a non-profit entity formed for the purpose of conducting cannabis and hemp research with universities and other non-profits to protect all intellectual rights, properties and usage in our highly regulated industry. The C.I.A. has the potential to develop products in Australia for domestic research and development of products, services and educational purposes to all seven States and territories, including Tasmania, to be marketed globally. WEED Australia is also our gateway to the Oceania & Asia emerging legal cannabis marketplace.

Fourth, on May 2, 2022, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Hempirical Genetics, LLC, an Arizona limited liability company (“Hempirical”), under which we acquired all of the issued and outstanding membership interests of Hempirical from Jeffery Miller in exchange for $603,284 payable in Two Million (2,000,000) shares of our common stock (the “WEED Shares”), valued at $394,302 based on the value of our common stock, and $250,000 in cash to be paid over four years. With this acquisition, our newly acquired inventory includes over 200 High THC strains plus 15 “PURE” Landrace strains including Panama Red, Acapulco Gold, Red Bud Colombian, Santa Marta Gold, and ThaiSticks. Along with 30+ CBD & CBG strains. WEED believes that multiple combinations of precise cannabinoid strains will achieve the precise medical outcome desired.

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

On May 14th, 2018, the 70th Anniversary of the statehood of Israel, WEED formed its wholly owned subsidiary, WEED Israel Cannabis Ltd., with the goal of completing and adding to the noted studies above. As such, WEED Israel worked with the Hebrew University in Jerusalem and with the top scientists globally in the field of Cannabis & hemp. To that effect, WEED Israel looked to conduct clinical trials and product development that would be the quality and acceptability of the FDA in the United States. Due to current laws and conditions in the USA, all research results and product development for both Pharma & Non-Pharma products, cannot be introduced the United States marketplace. Since starting in 2018, the USA has made vast improvements and advancements in the legalization of both Cannabis and hemp. As of the end of 2021 there are 37 States that have approved a State level medical cannabis and hemp programs, along with the District of Colombia. In addition, there are 17 States that have implemented or approved the “Adult Use” i.e. recreational psychoactive aspects of high THC usage of cannabis.

In conjunction with WEED Israel Cannabis Ltd., we made arrangements with Professor Elka Touitou to be available to be the head of WEEDs Israeli Advisory Board to lead and assist us with clinical trials in cannabis & hemp research studies in Israel. Professor Touitou was the Head of the Innovative Dermal, Transdermal and Transmucosal Delivery Lab at the Institute of Drug Research, The School of Pharmacy, HUJ, now retired but still has HUJ clinical trial & independent studies/lab privileges. Professor Touitou is an internationally renowned authority in the field of drug delivery and design of new technologies for efficient administration of drugs and development of new products. Professor Touitou has been involved in Cannabinoid research since 1988 at The Hebrew University of Jerusalem, (HUJ) Jerusalem, Israel. Previously, WEED was in the process of buying Professor Touitou’s various patents to include the bioavailability aspects of the cannabaceae plant. However, after expending over $500,000 USD to acquire the Professor Touitou’s patents, we had to terminate the agreement in 2019 due to the downturn of the Cannabis marketplace, and specifically as to public cannabis companies, which could not be resumed due to the Covid pandemic that was/is still ongoing globally. We have kept in constant contact with Professor Touitou thru our Managing Director of WEED Israel, Mr. Elliot Kwestel. As of 2022, Dr. Touitou still has interest in working with WEED to complete the purchase of her patents and begin clinical trials upon proper funding. WEED looks to achieve that funding thru offerings of our securities.

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

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Results of Operations

	Three Months Ended September 30,
	2022	2021
Revenue	$-	$-

Operating expenses:

General and administrative	110,903	56,877
Professional fees	143,572	79,489
Depreciation and amortization	21,255	33,544
Total operating expenses	275,730	169,910

Net operating loss	(277,960)	(169,910)

Other income (expense)
Interest expense	(31,030)	(3,415)
Other income (expense)	1,984	-
Gain on disposal of fixed asset	-	-
Net (loss) Income	$(307,006)	$(173,325)

Other Comprehensive Loss	(1,324)	(912)

Comprehensive Loss	$(308,330)	$(174,237)

Operating Loss; Net (Loss) Income

Our comprehensive loss increased by $134,093, from ($174,237) to ($308,330), from the three months ended September 30, 2021 compared to the three months ended September 30, 2022. Our operating loss increased by $108,050, from ($169,910) to ($277,960) for the same period. The increase in net loss compared to the same period of the prior year is primarily a result of increases in general and administrative expenses, professional fees and other expenses, partially offset by a decrease in depreciation and amortization. These changes are detailed below.

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

General and Administrative Expenses

General and administrative expenses increased by $54,026, from $56,877 for the three months ended September 30, 2021 to $110,903 for the three months ended September 30, 2022, primarily due to increases in executive salaries and property expenses.

Professional Fees

Our professional fees increased by $64,083 during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Our professional fees were $143,572 for the three months ended September 30, 2022 and $79,489 for the three months ended September 30, 2021. These fees are largely related to fees paid for legal and accounting services, along with compensation to independent contractors, and decreased significantly primarily as a result of decreases in the value of stock-based compensation awards due to issuing shares for services during the period. We expect these fees to vary quarter-to-quarter as our business and stock price fluctuate if we continue to use stock-based compensation. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization

During the three months ended September 30, 2022 we had depreciation and amortization expense of $21,255, compared to $33,544 in the three months ended September 30, 2021. Our depreciation and amortization expense primarily relates to our property and trademark acquisitions.

Interest Expense

Interest expense increased from ($3,415) for the three months ended September 30, 2021 to ($31,030) for the three months ended September 30, 2022. Our interest expense primarily relates to notes payable from attorneys and related parties.

Other Income

During the three months ended September 30, 2022, our other income was $1,984 compared to $0 for the three months ended September 30, 2021. The other income during the three months ended September 30, 2022 primarily related to a foreign fringe benefit refund.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Results of Operations

	Nine Months ended September 30,
	2022	2021
Revenue	$-	$-

Operating expenses:

General and administrative	423,511	591,188
Professional fees	705,622	1,654,345
Depreciation and amortization	85,050	94,505
Total operating expenses	1,214,183	2,340,038

Net operating loss	(1,216,413)	(2,340,038)

Other income (expense)
Interest expense	(96,549)	(32,794)
Other income	1,509	-
Gain on disposal of fixed asset	639,773	-
Net (loss) income	$(671,680)	$(2,372,832)

Other Comprehensive Income (Loss)	229	(1,399)

Comprehensive Loss	$(671,451)	$(2,374,231)

Operating Loss; Net (Loss) Income

Our comprehensive (loss) decreased by $1,702,780, from ($2,374,231) to ($671,451), from the nine months ended September 30, 2021 compared to the nine months ended September 30, 2022. Our operating loss decreased by $1,123,625, from ($2,340,038) to ($1,216,413) for the same period. The decrease in net loss compared to the same period of the prior year is primarily a result of decreases in general and administrative expenses, depreciation and amortization, and professional fees, as well as the gain on disposal of a fixed asset, partially offset by increases in interest expense and other expense. These changes are detailed below.

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

General and Administrative Expenses

General and administrative expenses decreased by $167,677, from $591,188 for the nine months ended September 30, 2021 to $423,511 for the nine months ended September 30, 2022, primarily due to decreases in consulting services.

Professional Fees

Our professional fees decreased by $948,723 during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Our professional fees were $705,622 for the nine months ended September 30, 2022 and $1,654,345 for the nine months ended September 30, 2021. These fees are largely related to fees paid for legal and accounting services, along with compensation to independent contractors, and decreased significantly primarily as a result of decreases in the value of stock-based compensation awards due to issuing shares for services during the period. We expect these fees to vary quarter-to-quarter as our business and stock price fluctuate if we continue to use stock-based compensation. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization

During the nine months ended September 30, 2022 we had depreciation and amortization expense of $85,050, compared to $94,505 in the nine months ended September 30, 2021. Our depreciation and amortization expense primarily relates to our property and trademark acquisitions.

Interest Expense

Interest expense increased from ($32,794) for the nine months ended September 30, 2021 to ($96,549) for the nine months ended September 30, 2022. Our interest expense primarily relates to notes payable from attorneys and related parties.

Other Income

During the nine months ended September 30, 2022, our other income was $1,509 compared to $0 for the nine months ended September 30, 2021. The other income during the nine months ended September 30, 2022 primarily related to a foreign fringe benefit refund and interest forgiveness.

Gain on Disposal of Fixed Assets

We had gain on disposal of fixed assets of $639,773 for the nine months ended September 30, 2022, compared to $0 for the same period in 2021. The gain on disposal of fixed assets in 2022 relates to our sale of company-owned residential property near La Veta, Colorado.

Liquidity and Capital Resources

Introduction

During the nine months ended September 30, 2022, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of September 30, 2022 was $535,527 and our monthly cash flow burn rate was approximately $45,000. Our cash on hand was primarily proceeds from the sales of our securities and the sale of our residential property near La Veta, Colorado. We currently do not believe we will be able to satisfy our cash needs from our revenues for many years to come.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2022 and December 31, 2021, respectively, are as follows:

	September 30, 2022	December 31, 2021	Change

Cash	$535,527	$19,654	$515,873
Total Current Assets	643,393	41,918	601,475
Total Assets	2,442,773	1,959,225	483,548
Total Current Liabilities	1,446,915	1,341,725	105,190
Total Liabilities	1,446,915	1,341,725	105,190

Our total assets increased by $483,548 as of September 30, 2022 as compared to December 31, 2021. The increase in our total assets between the two periods was attributed to increases in our cash, inventory, prepaid expenses, computers and equipment, and goodwill, partially offset by decreases in our building and property and equipment, net.

Our current liabilities and total liabilities increased by $105,190, as of September 30, 2022 as compared to December 31, 2021. This increase was primarily due to increases in accrued officer compensation, accrued expense, lease liability and notes payable, related party, partially offset by decreases in accounts payable, accrued interest, and in notes payable – in default.

In order to pay our obligations in full or in part when due, we will be required to raise capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available of $535,527 and $19,654 as of September 30, 2022 and December 31, 2021, respectively. Based on our lack of revenues, our cash on hand and current monthly burn rate of approximately $45,000, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $632,710 for the nine months ended September 30, 2022, as compared to $494,558 for the nine months ended September 30, 2021. For the period in 2022, the net cash used in operating activities consisted primarily of our net loss of ($671,680), adjusted by depreciation and amortization of $85,047, debt discount amortization of $43,241, estimated fair value of shares issued for services of $591,100, imputed interest on RP loans of $24,407, and gain on disposal of fixed asset of ($639,773) and further adjusted by increases in assets related to prepaid expenses and deposits of $21,643, increases in liabilities consisting of accrued expenses of $78,296, and decreases in liabilities consisting of accounts payable of $121,705. For the period in 2021, the net cash used in operating activities consisted primarily of our net loss of ($2,372,832), adjusted by estimated value of stock-based compensation of $1,786,850, depreciation and amortization of $94,505, and imputed interest on RP loans of $16,226, and adjusted by increases in assets of deposits – related party of $90,000 and prepaid expenses and deposits of $3,846, and increases in liabilities of accounts payable of $8,884 and accrued expenses of $65,655.

Investments

For the nine months ended September 30, 2022, we had cash flows from investing activities of $1,257,037, all related to proceeds from disposal of a fixed asset for the sale of the residential property in Colorado. For the nine months ended September 30, 2021, we had cash flows from investing activities of ($3,734) related to purchases of property and equipment.

Financing

Our net cash used in financing activities for the nine months ended September 30, 2022 was ($108,683), compared to cash provided by financing activities of $488,801 for the nine months ended September 30, 2021. For the period in 2022, our financing activities related to repayments on notes payable of ($74,884) and repayments of notes payable-related party of ($542,564), partially offset by proceeds from the sale of common stock of $40,000, and proceeds from notes payable of $468,765. For the period in 2021, our financing activities related to proceeds from the sale of common stock of $480,000, proceeds from notes payable of $45,500, and stock payable of $10,000, partially offset by repayments on notes payable of $46,699.

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

As of September 30, 2022, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2022 to the same extent they were not effective as of December 31, 2021.

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

During the three months ended September 30, 2022, we issued the following unregistered securities:

Common Stock Sales

During the three months ended September 30, 2022, we did not sell any of common stock for cash. 300,000 shares valued at $356,250 carried from prior periods were not issued at September 30, 2022, and such amount has been included in subscriptions payable. The offering and sales were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make this determination we relied on the representations of the purchaser contained in the securities purchase agreements signed by the purchaser, which indicated the purchaser were knowledgeable about our management and our operations, were sophisticated investors, and understood the purchase was part of a private placement.

Common Stock Issued to Consultants

During the three months ended September 30, 2022, we agreed to issue an aggregate of 880,000 shares of common stock to consultants for services performed. The total fair value of common stock was $100,800 based on the closing price of our common stock earned on the measurement date. The issuances were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make that determination we relied on the representations of the purchasers contained in the agreements signed by the purchasers and the fact the consultants did work for the company and was familiar with the company, its operations and its management.

ITEM 3	Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4	Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5	Other Information

 None.

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

WEED, Inc.

Dated: November 21, 2022	By:	/s/ Glenn E. Martin
Glenn E. Martin
	Its:	President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer) (Principal Financial Officer)