Form 10-K
period 2022-12-31
WEED, INC.
filed 2023-03-31
CIK 1393772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Aggregate market value of the voting stock held by non-affiliates: $4,721,068 as based on last reported sales price of such stock on June 30, 2022. The voting stock held by non-affiliates on that date consisted of 47,210,680 shares of common stock the closing stock price was $0.10.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 30, 2023, there were 123,482,685 shares of common stock, $0.001 par value, issued and outstanding.

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

On May 14th, 2018, the 70th Anniversary of the statehood of Israel, WEED formed its wholly owned subsidiary, WEED Israel Cannabis Ltd., with the goal of completing and adding to the noted studies above. As such, WEED Israel worked with the Hebrew University in Jerusalem and with the top scientists globally in the field of Cannabis & hemp. To that effect, WEED Israel looked to conduct clinical trials and product development that would be the quality and acceptability of the FDA in the United States. Due to current laws and conditions in the USA, all research results and product development for both Pharma & Non-Pharma products, cannot be introduced the United States marketplace. Since starting in 2018, the USA has made vast improvements and advancements in the legalization of both Cannabis and hemp. As of the end of 2021 there are 37 States that have approved a State level medical cannabis and hemp programs, along with the District of Colombia. In addition, there are 17 States that have implemented or approved the “Adult Use” i.e. recreational psyhcoactive aspects of high THC usage of cannabis.

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

Four Winds Lake Erie, LLC – Infused Beverage Industry

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

Previously, we also owned a $1.2 million dollar property in Cucharus, CO that was used as WEED’s corporate headquarters that was to house Sangre personnel. This property was a 35 acre, 5300+ sq ft., hilltop custom log home. In May 2022 we sold this property for approximately $1.3 million.

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

Employees

As of December 31, 2022, we employed two people on a full time basis, namely Glenn E. Martin and Nicole M. Breen. As of December 31, 2022, WEED Israel Cannabis Ltd. had one consultant. As of December 31, 2022, WEED Australia Ltd. had three consultants. WEED Hong Kong Limited has hired; Ed Lehman of Lehman, Lee and Xu as corporate counsel and Lehman, Lee and Xu Corporate Services Limited as WEED HKs legal representative in China and Hong Kong.

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

The current economic conditions largely caused by the coronavirus pandemic have had, and likely will continue to have for the foreseeable future, a negative impact on our ability to access the capital markets, and thus have a negative impact on our business and liquidity. Based on a variety of factors, there may be an extended worldwide recession. We may face significant challenges if conditions in the capital markets do not improve. Our ability to access the capital markets has been and continues to be severely restricted at a time when we need to access such markets, which could have a negative impact on our business plans. Even if we are able to raise capital, it may not be at a price or on terms that are favorable to us. We cannot predict the occurrence of future disruptions or how long the current conditions may continue.

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

As of February 2023, 39 states and the District of Columbia allow its citizens to use medical marijuana, and 21 states have legalized cannabis for adult recreational use. The state laws are in conflict with the Federal Controlled Substances Act, which makes cannabis use and possession illegal on a national level. Prior administrations (namely, President Obama) effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. The current administration (Biden administration) has not yet indicated how it might regulate the marijuana industry at the federal level, but to date there has been very little in terms of action. There is no guarantee that the Biden administration or future administrations will maintain the low-priority enforcement of federal laws in the marijuana industry that was adopted by the Obama administration. Any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to our business and our shareholders.

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

ITEM 2 – PROPERTIES

Le Veta, Colorado Properties

On July 26, 2017, we acquired a property located in La Veta, Colorado in order for Sangre to complete its 5-Year, $15+ million Cannabis Genomic Study. The site includes a 10,000+ sq. ft. building that will house Sangre’s genomic research facility, a 4,000+ square foot building for plant product analytics and plant product extraction, a 3,500 sq. ft. corporate office center, and 25 RV slots with full water and electric, which we plan to convert into a series of small research pods. Under the terms of the purchase agreement, we paid $525,000 down, along with 25,000 shares of our common stock, and Sangre took immediate possession of the property. We were obligated to pay an additional $400,000 in cash and issue an additional 75,000 shares of our common stock over the two next years in order to pay the entire purchase price. To date we have spent $354,000 renovating the property and an additional $400,000 on extraction and analytical lab equipment. We plan to complete the property renovations at an estimated cost of $300,000, if we raise sufficient funding. We will need additional extraction equipment and analytical lab equipment, totaling approximately $700,000. During the year ended December 31, 2019, construction in progress in the amount of $499,695 was fully impaired due to the fact we may not receive funds to complete the research facility center project. There was no work performed on the facility in 2019 - 2022. We will need to raise additional funds in order to complete the planned renovations and pay the purchase price for the equipment.

Previously, we also owned a $1.2 million dollar property in Cucharus, CO that was used as WEED’s corporate headquarters that was to house Sangre personnel. This property was a 35 acre, 5300+ sq ft., hilltop custom log home. In May 2022 we sold this property for approximately $1.3 million.

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

Fiscal Year Ended		Bid Prices
December 31,	Period	High	Low
2022	First Quarter	$0.28	$0.17
	Second Quarter	$0.26	$0.09
	Third Quarter	$0.12	$0.09
	Fourth Quarter	$0.14	$0.07

2021	First Quarter	$2.05	$0.22
	Second Quarter	$0.72	$0.41
	Third Quarter	$0.39	$0.27
	Fourth Quarter	$0.41	$0.26

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

Holders

As of December 31, 2022, there were 123,482,685 shares of our common stock outstanding held by approximately 280 holders of record and numerous shares held in brokerage accounts. As of March 30, 2023, there were 123,482,685 shares of our common stock outstanding held by 281 holders of record. Of these shares, 48,090,680 were held by non-affiliates. As of June 30, 2022, we had 47,210,680 shares held by non-affiliates. On the cover page of this filing we value the 47,210,680 shares held by non-affiliates as of June 30, 2022 at $4,721,068. These shares were valued at $0.10 per share, based on our closing share price on June 30, 2022.

As of December 31, 2022, we did not have any shares of preferred stock issued or outstanding.

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

Currently, we do not have any equity compensation plans. As a result, we did not have any options, warrants or rights outstanding under equity compensation plans as of December 31, 2022.

Recent Issuance of Unregistered Securities

During the year ended December 31, 2022, we issued 300,000 shares of common stock for proceeds of $40,000. 30,000 shares valued at $356,250 carried from prior year were not issued at December 31, 2022, and such amount has been included in subscriptions payable. All such securities were issued pursuant exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering, as noted below.

During the year ended December 31, 2022, we agreed to issue an aggregate of 296,000 shares of common stock to consultants for services performed. The total fair value of common stock was $558,600 based on the closing price of our common stock earned on the measurement date. The issuances of the shares were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investors were sophisticated, familiar with our operations, and there was no solicitation.

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

On May 14th, 2018, the 70th Anniversary of the statehood of Israel, WEED formed its wholly owned subsidiary, WEED Israel Cannabis Ltd., with the goal of completing and adding to the noted studies above. As such, WEED Israel worked with the Hebrew University in Jerusalem and with the top scientists globally in the field of Cannabis & hemp. To that effect, WEED Israel looked to conduct clinical trials and product development that would be the quality and acceptability of the FDA in the United States. Due to current laws and conditions in the USA, all research results and product development for both Pharma & Non-Pharma products, cannot be introduced the United States marketplace. Since starting in 2018, the USA has made vast improvements and advancements in the legalization of both Cannabis and hemp. As of the end of 2021 there are 37 States that have approved a State level medical cannabis and hemp programs, along with the District of Colombia. In addition, there are 17 States that have implemented or approved the “Adult Use” i.e. recreational psyhcoactive aspects of high THC usage of cannabis.

In conjunction with WEED Israel Cannabis Ltd., we made arrangements with Professor Elka Touitou to be the head of WEEDs Israeli Advisory Board to lead and assist us with clinical trials in cannabis & hemp research studies in Israel. Professor Touitou was the Head of the Innovative Dermal, Transdermal and Transmucosal Delivery Lab at the Institute of Drug Research, The School of Pharmacy, HUJ, now retired but still has HUJ clinical trial & independent studies/lab privileges. Professor Touitou is an internationally renowned authority in the field of drug delivery and design of new technologies for efficient administration of drugs and development of new products. Professor Touitou has been involved in Cannabinoid research since 1988 at The Hebrew University of Jerusalem, (HUJ) Jerusalem, Israel. Previously, WEED was in the process of buying Professor Touitou’s various patents to include the bioavailability aspects of the cannabaceae plant. However, after expending over $500,000 USD to acquire the Professor Touitou’s patents, we had to terminate the agreement in 2019 due to the downturn of the Cannabis marketplace, and specifically as to public cannabis companies, which could not be resumed due to the Covid pandemic that was/is still ongoing globally. We have kept in constant contact with Professor Touitou thru our Managing Director of WEED Israel, Mr. Elliot Kwestel. As of 2022, Dr. Touitou still has interest in working with WEED to complete the purchase of her patents and begin clinical trials upon proper funding. WEED looks to achieve that funding thru our $40 million Regulation A+ Offering. Currently WEED intends to file a post qualification filing with the SEC and launch our Offering later this spring.

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

This discussion and analysis should be read in conjunction with our financial statements included as part of this Annual Report.

Results of Operations for the Years Ended December 31, 2022 and 2021

	Year Ended December 31,
	2022	2021

Revenue	$-	$-

Operating expenses:

General and administrative expenses	567,159	797,683
Professional fees	826,689	1,873,904
Depreciation and amortization	111,426	129,789
Total operating expenses	1,505,274	2,801,376

Loss from operations	(1,505,274)	(2,801,376)

Other expense

Interest expense	(117,124)	(39,244)
Other expense	(719)	(1,230)
Gain on disposal of fixed asset	639,773	-
Impairment of goodwill and inventory	(544,761)	-
Total other expense, net	(22,831)	(40,747)

Comprehensive net loss	$(1,528,882)	$(2,840,405)

Operating Loss; Net Loss

Our comprehensive net loss decreased by $1,311,523, from ($2,840,405) to ($1,528,882), from the year ended 2021 compared to 2022. Our operating loss decreased by $1,296,102, from ($2,801,376) to ($1,505,274) for the same period. The decrease in operating loss is primarily a result of a significant decrease in our professional fees, partially offset by an increase in our general and administrative expenses. The decrease in our net loss is largely a result of our operating loss decrease. These changes are detailed below.

Revenue

We have not had any revenues since our inception. Our short-term and long-term business focus is on the medical cannabis sector. Once we have sufficient funding, we plan to research and possibly enter the hemp and infused beverage industry through our newly acquired property in New York, and conduct Sangre’s Cannabis Genomic Study and process those result. In the long-term we plan to be a company focused on purchasing land and building commercial grade “Cultivation Centers” to consult, assist, manage & lease to licensed dispensary owners and organic grow operators on a contract basis, with a concentration on the legal and medical marijuana (Cannabis) sector. Our long-term plan is to become a True “Seed-to-Sale” company providing infrastructure, financial solutions and real estate options in this new emerging market, worldwide. We plan to make our brand global and therefore we will look for opportunities to conduct future research, marketing, import and exporting, and manufacturing of any proprietary products on an international level.

General and Administrative Expenses

General and administrative expenses decreased by $230,524, from $797,683 for the year ended December 31, 2021 to $567,159 for the year ended December 31, 2022, primarily due to decreases in our consulting services and salary.

Professional Fees

Our professional fees decreased during the year ended December 31, 2022 compared to the year ended December 31, 2021. Our professional fees were $826,689 for the year ended December 31, 2022 and $1,873,904 for the year ended December 31, 2021. These fees are largely related to fees paid for legal and accounting services, along with compensation to independent contractors, and increased primarily as a result of increased stock-based compensation awards and the value attributed to those shares of stock. We expect the amount of professional fees we pay in cash to grow steadily as our business expands. However, the amount attributed to the stock-based compensation could decrease in periods when our stock price is lower, if we continue to use stock-based compensation. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization

During the year ended December 31, 2022, we had depreciation and amortization of $111,426, compared to $129,789 in the year ended December 31, 2021. The depreciation and amortization expense in 2022 and 2021 was related to properties and trademarks.

Interest Expense

Interest expense increased to ($117,124) from ($39,244) for the year ended December 31, 2022 compared to the same period in 2021. Our interest expense primarily relates to interest on short-term loans.

Other Expense

During 2022, we had other income of ($719) compared to other expense of ($1,230) in 2021. In 2022, our other income related to foreign fringe benefit refund and interest forgiveness. In 2021, the other expense primarily related to credit card finance charges.

Gain on Disposal of Fixed Assets

During the year ended December 31, 2022, we had gain disposal of fixed assets of $639,773, compared to $0 in the year ended December 31, 2021. The gain on extinguishment of debt in 2022 was related to the sale of a company property in Cucharus, Colorado.

Impairment of Goodwill and Inventory

During 2022, we had impairment of goodwill and inventory of ($544,761), compared to $0 in 2021. Our impairment of goodwill and inventory in 2022 related to certain assets owned by a company we acquired since the company we acquired did not have any business activities and certain inventory owned by the acquired company was flooded in Arizona at the end of 2022, which resulted in questionable future value.

Liquidity and Capital Resources

Introduction

During the years ended December 31, 2022 and 2021, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of December 31, 2022 was $315,826 and our monthly cash flow burn rate was approximately $40,000. Our cash on hand was primarily proceeds from the sale of our property in Cucharus, Colorado, and partially from the sale of our securities. We currently do not believe we will be able to satisfy our cash needs from operations for many years to come.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2022 and 2021, respectively, are as follows:

	December 31, 2022	December 31, 2021	Change

Cash	$315,826	$19,654	$296,172
Total Current Assets	342,075	41,918	300,157
Total Assets	1,633,818	1,959,225	(325,407)
Total Current Liabilities	1,464,022	1,341,725	122,297
Total Liabilities	$1,464,022	$1,341,725	122,297

Our current assets increased by $300,157 as of December 31, 2022 as compared to December 31, 2021, primarily due to increases in cash, prepaid expenses and deposits, and other current assets. The increase in cash was related to the sale of our property in Cucharus, Colorado. The decrease in our total assets between the two periods was primarily attributed to decreases in land, building, and property and equipment, partially offset by increases in our cash, prepaid expenses, computers and equipment, and other current assets.

Our current liabilities and total liabilities increased by $122,297, as of December 31, 2022 as compared to December 31, 2021. This increase in liabilities as of December 31, 2022 was primarily related to increases in our accrued expense, accrued officer compensation, and notes payable, related parties, partially offset by decreases in our accounts payable, accrued interest, and notes payable – in default, compared to December 31, 2021.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available as of December 31, 2022 of $315,826 and $19,654 on December 31, 2021. Based on our revenues, cash on hand and current monthly burn rate of approximately $40,000, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $812,975 for the year ended December 31, 2022, as compared to $568,914 for the year ended December 31, 2021. In 2022, the net cash used in operating activities consisted primarily of our net loss of ($1,528,105) and gain on disposal of fixed asset of ($639,773), offset by estimated fair of shares issued for services of $613,600, depreciation and amortization of $111,426, impairment of goodwill and inventory of $544,761, debt discount amortization of $27,845, and imputed interest on related party loans of $31,722, adjusted by an increases in prepaid expenses and deposits of $4,457 and accrued expenses of $86,085, and decreases in accounts payable of $56,079. In 2021, the net cash used in operating activities consisted primarily of our net loss of ($2,841,850), offset by estimated fair value of stock-based compensation of $2,002,850, depreciation and amortization of $129,789, and imputed interest on RP loan of $16,226, adjusted by increases in prepaid expenses and deposits of $8,241, and increases in accounts payable of $3,880 and accrued expenses of $111,949.

Investments

In 2022, we had net cash provided by investing activities of $1,257,037, consisting entirely of proceeds from disposal of a fixed asset. In 2021 we had net cash used in investing activities of $271,233, consisting entirely of purchases of property and equipment.

Financing

Our net cash provided by financing activities for the year ended December 31, 2022 was ($148,667), compared to $848,617 for the year ended December 31, 2021. For the period in 2022, our financing activities related to proceeds from the sale of common stock of $40,000, proceeds from notes payable - related party of $504,000, repayments on notes payable-related party of ($585,721) and repayments on notes payable of ($106,946). For the period in 2021, our financing activities related to proceeds from the sale of common stock of $560,000, and proceeds from notes payable of $387, proceeds from notes payable – related party of $338,201, offset by repayments on notes payable of ($49,971).

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

ITEM 9A – CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the period ended December 31, 2022, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2022, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

There are no changes to report during our fiscal quarter ended December 31, 2022.

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

Name	Age	Position(s)

Glenn E. Martin	69	President, Chief Executive Officer, Chief Financial Officer and a Director

Nicole M. Breen	46	Secretary, Treasurer and a Director

Glenn E. Martin was appointed as our President, Chief Executive Officer and Chief Financial Officer on September 30, 2014. Mr. Martin has been a Director since January 1, 2005. Mr. Martin was our President from 2005 until 2012. Between July 2012 and September 2014, there was a dispute with our Board of Directors and Mr. Martin remained on the Board of Directors but was no longer our Chief Executive Officer or Chief Financial Officer. During this time he was still involved with our company and was reinstated to those positions in September 2014. Prior to joining United Mines, Mr. Martin has served in an executive capacity with several different companies. From 1988 through the fall of 1992, Mr. Martin was Executive Director of World Trade Center, Tucson, a subsidiary of the former Twin Towers in New York City. In this position he oversaw the day to day operation, including projects, programs, and seminars for the U.S. Dept. of Commerce associate office in the W.T.C., Tucson promoting D.O.C. programs, servicing clients for both the D.O.C. and Small Business administration. During his tenure with World Trade Center he served as speaker for international trade seminars and the AIESEC (U.S) National Leadership Seminars. Member; Hong Kong Trade Association 1988 to present. Member; Society of Mining, Metallurgy & Exploration (2008) Guest speaker at Inaugural HKBAH Annual Event in May 2010 & member of Hong Kong Business Association of Hawaii (2010)

During our fiscal years ended December 31, 2022 and December 31, 2021, Mr. Martin received $0 and $0, respectively, in cash compensation for his services. As of December 31, 2022, we owe Mr. Martin $368,000 in cash compensation for his services. Mr. Martin did not receive shares of our common stock as compensation for the years ended December 31, 2022 and December 31, 2021. As of March 30, 2023, Mr. Martin owned, beneficially-owned, or controlled an aggregate of 55,841,078 shares of our common stock. Mr. Martin has not sold any shares of his stock since inception in January 2005.

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

During our fiscal years ended December 31, 2022 and December 31, 2021, Ms. Breen received $105,000 and $80,500, respectively, in cash compensation for her services. As of December 31, 2022, we owe Ms. Breen $66,750 in cash compensation for her services. As of March 30, 2023, Ms. Breen owned, beneficially-owned, or controlled an aggregate of 19,631,593 shares of our common stock.

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

Committees

All proceedings of the board of directors for the year ended December 31, 2022 were conducted by resolutions consented to in writing by the board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

Nomination Procedures For Appointment of Directors

As of December 31, 2022, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

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

During the fiscal year ended December 31, 2022, to the Company’s knowledge, the following delinquencies occurred:

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

ITEM 11 – EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2022;

(b)	each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2022 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2022,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2022, 2021 and 2020, are set out in the following summary compensation table:

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last three fiscal years:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Glenn E. Martin President, CEO, CFO(1)	2022 2021 2020	96,000(2) 96,000(2) 96,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	96,000(2) 96,000(2) 96,000

Nicole M. Breen, Secretary and Treasurer(3)	2022 2021 2020	78,000(4) 78,000(4) 78,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	78,000(4) 78,000(4) 78,000

(1)	Mr. Martin was appointed President, Chief Executive Officer, and Chief Financial Officer on September 30, 2014.

(2)	All $96,000 owed to Mr. Martin was accrued in 2021 and 2022.

(3)	Ms. Breen was appointed Secretary and Treasurer on September 30, 2014.

(4)	Ms. Breen was paid $105,000 in 2022, covering her 2022 salary and certain past accrued salary.

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

The following table sets forth director compensation for 2022:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Glenn E. Martin	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Nicole M. Breen	-0-	-0-	-0-	-0-	-0-	-0-	-0-

No director received compensation for the fiscal years December 31, 2022 and December 31, 2021. We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2022:

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

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve-month period ended December 31, 2022.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 30, 2023, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock

Title of Class	Name and Address of Beneficial Owner(2)	Nature of Beneficial Ownership	Amount		Percent of Class(1)

Common Stock	Glenn E. Martin (3)	President, CEO, CFO, and Director	55,760,412	(4)	45.2%

Common Stock	Nicole M. Breen (3)	Secretary, Treasurer, and Director	19,631,593	(4)	15.9%

Common Stock	All Officers and Directors as a Group (2 people)		75,392,005	(4)(5)	61%

(1)	Unless otherwise indicated, based on 123,482,685 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Unless indicated otherwise, the address of the shareholder is 4920 N. Post Trail, Tucson, AZ 85750.

(3)	Indicates one of our officers or directors.

(4)	Includes 80,666 shares of common stock held in the name of Tanque Verde Valley Missionary Society, an entity controlled by Mr. Martin, as well as options to acquire 4,000,000 shares of our common stock at an exercise price of $10.55 per share. The options are exercisable at the discretion of the holder and expire 10 years from the date of grant.

(5)	Includes 305,505 shares of common stock held in the name of GEM Management Group, LLC, an entity controlled by Ms. Breen, an aggregate of 15,927 shares of common stock held in the name of Ms. Breen’s children, and 4,012,972 held in the name of Ryan Breen, Ms. Breen’s husband. Also includes options to acquire 2,000,000 shares of our common stock at an exercise price of $10.55, which options expire ten years from the date of grant.

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

On October 1, 2016, we granted 7,000,000 shares of common stock to Glenn E. Martin, our Chief Executive Officer, as a bonus for services to be performed from January 1, 2017 to December 31, 2022, as our primary executive officer, pursuant to an amended employment agreement. The total fair value of the common stock was $700,000 based on the closing price of our common stock on the date of grant.

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

On October 1, 2016, we granted 4,000,000 shares of common stock to Nicole Breen, our Secretary and Treasurer, for services to be performed from January 1, 2017 to December 31, 2022, in those capacities, pursuant to an amended employment agreement. The total fair value of the common stock was $400,000 based on the closing price of our common stock on the date of grant.

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

Notes Payable

On various dates, we received advances from our Chief Executive Officer, Glenn Martin, and our Secretary, Nicole Breen. Mr. Martin and Ms. Breen own approximately 50% and 20% of our common stock, respectively. The unsecured interest bearing loans at 5% are due on demand. As of December 31, 2022, we owed Mr. Martin $500,000 and Ms. Breen $27,979 under these notes.

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

Corporate Governance

As of December 31, 2022, our Board of Directors consisted of Glenn E. Martin and Nicole M. Breen. As of December 31, 2022, we did not have any directors that qualified as “independent directors” as the term is used in NASDAQ rule 5605(a)(2).

Our current Board of Directors consists of Glenn E. Martin and Nicole M. Breen as our only directors.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2022 and December 31, 2021 for professional services rendered by M&K CPAS, PLLC, for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Audit Fees and Audit Related Fees	$39,250	$29,750
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$39,250	$29,750

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

WEED, Inc.

Dated: March 31, 2023		/s/ Glenn E. Martin
	By:	Glenn E. Martin
	Its:	Chief Executive Officer (Principal Executive Officer), President, and Chief Financial Officer (Principal Financial Officer)

Dated: March 31, 2023		/s/ Nicole M. Breen
	By:	Nicole M. Breen
	Its:	Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2023		/s/ Glenn E. Martin
	By:	Glenn E. Martin, Director

Dated: March 31, 2023		/s/ Nicole M. Breen
	By:	Nicole M. Breen, Director

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary Data

Not applicable

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of WEED, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of WEED, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two- year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its consolidated operations and its cash flows for each of the years in the two- year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, the Company has not yet generated any significant revenue, has incurred recurring losses from operations, generated negative cash flows from operating activities and had an accumulated deficit that raises substantial doubt about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans in regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, Texas

March 31, 2023

WEED, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS

CURRENT ASSETS:
Cash	$315,826	$19,654
Prepaid expenses	24,626	21,442
Other current asset	1,623	822

TOTAL CURRENT ASSETS	342,075	41,918

Land	372,069	383,027
Building	1,109,931	1,977,973
Computers & equipment	137,772	79,915
Leasehold improvements	-	5,000
	1,619,772	2,445,915

Less: Accumulated depreciation	(410,942)	(569,184)

Property and equipment, net	1,208,830	1,876,731

License	667	-
Trademark	50,000	50,000
	50,667	50,000
Less: Accumulated amortization	(11,884)	(9,424)

Intangible assets, net	38,783	40,576

ROU asset	44,130	-

TOTAL ASSETS	$1,633,818	$1,959,225

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$189,779	$245,857
Accrued expense	42,206	16,500
Accrued officer compensation	434,750	365,750
Accrued interest	42,266	50,887
Notes payable, related parties	706,507	596,401
Notes payable - in default	3,661	65,607
Lease liability	44,130	-
Due to officer	723	723

TOTAL CURRENT LIABILITIES	1,464,022	1,341,725

TOTAL LIABILITIES	1,464,022	1,341,725

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 200,000,000 authorized, 123,482,685 and 119,222,685 issued and outstanding, respectively	123,483	119,223
Additional paid-in capital	83,796,857	82,976,493
Subscription payable	611,250	356,250
Accumulated deficit	(84,361,006)	(82,832,901)
Accumulated other comprehensive loss:
Foreign currency translation	(788)	(1,565)

TOTAL STOCKHOLDERS’ EQUITY	169,796	617,500

TOTAL LIABILITIES & STOCKERHOLDERS’ EQUITY	$1,633,818	$1,959,225

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years
	Ended December 31,
	2022	2021
REVENUE	$-	$-

COST OF GOOD SOLD	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
General and administrative expenses	567,159	797,683
Professional fees	826,689	1,873,904
Depreciation & amortization	111,426	129,789

Total operating expenses	1,505,274	2,801,376

NET OPERATING LOSS	(1,505,274)	(2,801,376)

OTHER INCOME (EXPENSE)
Interest expense	(117,124)	(39,244)
Other expense	(719)	(1,230)
Impairment of goodwill and inventory	(544,761)	-
Gain on disposal of fixed assets	639,773	-

TOTAL OTHER INCOME (EXPENSE)	(22,831)	(40,474)

NET LOSS BEFORE INCOME TAX	(1,528,105)	(2,841,850)

INCOME TAX EXPENSE	-	-

NET LOSS	(1,528,105)	(2,841,850)

OTHER COMPREHENSIVE INCOME (LOSS)	(777)	1,445

COMPREHENSIVE LOSS	$(1,528,882)	$(2,840,405)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

Outstanding - basic and fully diluted	122,076,877	116,733,164

Net loss per share - basic and fully diluted	$(0.01)	$(0.02)

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years ended December 31, 2022 and 2021

	Common Stock						Total
			Additional	Subscriptions	Accumulated	Other	Stockholders’
	Shares	Amount	Paid-In Capital	Payable	Deficit	Comprehensive	Equity
Balance, December 31, 2020	113,372,685	$113,373	$80,403,267	$356,250	(79,991,051)	(120)	$881,719
Common stock sold for cash	2,200,000	2,200	557,800	-	-	-	560,000
Common stock issued for services	3,650,000	3,650	1,999,200	-	-	-	2,002,850
Imputed Interest on RP Loans	-	-	16,226	-	-	-	16,226
Net loss	-	-	-	-	(2,841,850)	-	(2,841,850)
Other comprehensive income, net	-	-	-	-	-	(1,445)	(1,445)
Balance, December 31, 2021	119,222,685	$119,223	$82,976,493	$356,250	(82,832,901)	(1,565)	$617,500
Common stock sold for cash	300,000	300	39,700	-	-	-	40,000
Common stock issued for services	2,960,000	2,960	555,640	255,000	-	-	813,600
Stock issuance for acquistion of Hempriical Genetics	1,000,000	1,000	193,302	-	-	-	194,302
Imputed Interest on RP Loans	-	-	31,722	-	-	-	31,722
Net loss	-	-	-	-	(1,528,105)	-	(1,528,105)
Other comprehensive income, net	-	-	-	-	-	777	777
Balance, December 31, 2022	123,482,685	$123,483	$83,796,857	$611,250	(84,361,006)	(788)	$169,796

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years ended December 31, 2022 and 2021

	For the Year
	Ended
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,528,105)	$(2,841,850)
Adjustments to reconcile to net loss to net cash used in operating activities:
Depreciation and amortization	111,426	129,789
Debt discount amortization	27,845	-
Gain on disposal of fixed asset	(639,773)	-
Impairment of goodwill and inventory	544,761	-
Imputed Interet on RP loans	31,722	16,226
Estimated fair value of stock based compensation	-	2,002,850
Estimated fair value of shares issued for services	613,600	-
Decrease (increase) in assets
Prepaid expenses and deposits	(4,457)	8,242
Increase (decrease) in liabilities
Accounts Payable	(56,079)	3,880
Accrued expenses	86,085	111,949

NET CASH USED IN OPERATING ACTIVITIES	(812,975)	(568,914)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(271,233)
Proceeds from disposal of fixed asset	1,257,037	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,257,037	(271,233)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	-	387
Proceeds from the sale of common stock	40,000	560,000
Proceeds from notes payable - related party	504,000	338,201
Repayments on notes payable - related party	(585,721)	-
Repayments on notes payable	(106,946)	(49,971)

NET CASH PROVIDED BY FINANCING ACTIVITIES	(148,667)	848,617

NET CHANGE IN CASH	295,395	8,470

EFFECT OF EXCHANGE RATE ON CASH	777	(1,445)

CASH, BEGINNING OF PERIOD	19,654	12,629

CASH, END OF PERIOD	$315,826	$19,654

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the years ended December 31:

Income taxes	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:

Acquistion of Hemprical Genetics with common stock and note payable	$603,284	$-
Deposit used for purchase of property and equipment	$-	$212,000

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

Basis of Presentation:

The accompanying condensed consolidated balance sheet at December 31, 2022, has been derived from audited consolidated financial statements and the unaudited condensed consolidated financial statements as of December 31, 2022 and 2021 ( the “financial statements”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-K and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Registration Statement on Form S-1 for the year ended December 31, 2021 (the “2021 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01.

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

Note 1 – Nature of Business and Significant Accounting Policies (continued)

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

Revenue Recognition

The Company is using the revenue recognition standard ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, and using the cumulative effect (modified retrospective) approach. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings at the date of initial application. No cumulative-effect adjustment in retained earnings was recorded as the Company’s has no historical revenue. The impact of the adoption of the new standard was not material to the Company’s consolidated financial statements. The Company did not earn revenue during the periods ended December 31, 2022 and 2021.  When the Company earns revenue, it will be recognized in accordance with FASB ASC 606 – Revenue from Contracts with Customers.

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

Note 1 – Nature of Business and Significant Accounting Policies (continued)

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. These expenses were $14,491 and $1,500 for the years ended December 31, 2022 and 2021.

Foreign Currency Transactions

Expenses are translated at the exchange rates in effect at the date of the transaction. Foreign currency denominated payables are translated at the rates of exchange at the balance sheet date. The resulting transaction gains and losses are recorded in the statement of income in the period incurred.

Assets and liabilities of those operations are translated at exchange rates in effect at the balance sheet date. Income and expenses are translated using the exchange rates on the transaction date for the reporting period. Translation adjustments, if any, are reported as a separate component of accumulated other comprehensive income. Transaction gain (loss) on foreign currency exchange rate was $777 and ($1,445) for the years ended December 31, 2022 and 2021. For all significant foreign operations, the functional currency is the local currency.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $84,361,006 and negative working capital of $1,121,947 at December 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new products and services to begin generating revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party

Notes Payable

From time to time, the Company has received short term loans from officers and directors as disclosed in Note 8 below. The Company has a total of $706,507 and $596,401 of note payable on the consolidated balance sheet as of December 31, 2022 and December 31, 2021, respectively. From January 2021 to March 31, 2021, the Company received $30,500 loan from Nicole Breen. From April 2021 to June 2021, the Company received $8,000 loan from Nicole Breen. From July 2021 to September 2021, the Company received $7,000 loan from Nicole Breen. From Oct 2021 to December 2021, the Company received $18,000 and $300,000 loans from Nicole Breen and Glenn Martin, respectively. From January 2022 to March 31, 2022, the Company received $4,000 and $500,000 loans from Nicole Breen and Glenn Martin, respectively. The $500,000 loan from Glenn Martin was replaced the $300,000 loan. On May 2, 2022, the Company acquired the Hempirical Genetics, LLC from Jeffrey Miller, and then Jeffrey Miller became the executive officer of WEED, Inc. Based on the agreement, the Company owned Jeffrey Miller $205,000 as of December 31, 2022. On July 1, 2022, Patrick Brodnik signed executive employee agreement with the Company, and become one of the related parties since that. On various dates during the third quarter 2022, the Company received advance of $3,661 from Patrick Brodnik at no interest.

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

Accrued Compensation

A total of $434,750 and $365,750 of officer compensation was unpaid and outstanding at December 31, 2022 and 2021, respectively.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2022 and December 31, 2021, respectively:

Fair Value Measurements at December 31, 2021

	Level 1	Level 2	Level 3
Assets
Cash	$19,654	$-	$-
Intangible assets, net	$-	$40,576	$-
Total assets	$19,654	$40,576	$-
Liabilities
Notes payable, related parties		$596,401
Notes payable	$-	$65,607	$-
Total liabilities	$-	$662,008	$-
	$19,654	$621,432	$-

Fair Value Measurements at December 31, 2022

	Level 1	Level 2	Level 3
Assets
Cash	$315,826	$-	$-
Intangible assets, net	$-	$38,783	$-
Total assets	$315,826	$38,783	$-
Liabilities
Notes payable, related parties		$706,507
Notes payable	$-	$3,661	$-
Total liabilities	$-	$710,168	$-
	$315,826	$671,875	$-

The fair values of our related party debts are deemed to approximate book value and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the year ended December 31, 2022 and 2021, respectively.

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

On November 11, 2021, the Company paid $245,000 to purchase the Sugar Hill golf course property. The total purchase price was $477,000.

Note 6 – Property and Equipment

Property and equipment consist of the following at December 31, 2022 and December 31, 2021, respectively:

	December 31,	December 31,
	2022	2021
Property improvements	$0	$5,000
Automobiles	0	0
Office equipment	8,667	8,667
Furniture & Fixtures	5,479	5,479
Lab equipment	123,626	65,769
Construction in progress	0	0
Land	372,069	383,027
Property	1,109,931	1,977,973
Property and equipment, gross	1,619,772	2,445,915
Less accumulated depreciation	(410,942)	(569,184)
Property and equipment, net	$1,208,830	$1,876,731

On May 12, 2022, the Company sold the La Veta property for $1,333,300 and $639,773 was record as gain on the sale.

Depreciation expense totaled $106,122 and $127,265 for the year ended December 31, 2022 and 2021, respectively.

Note 7 – Intangible Assets

Goodwill

Goodwill represents the excess of the cost of a company acquired over the fair value of its net assets at the date of acquisition. Goodwill is assigned to specific reporting units and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. On May 02, 2022, WEED acquired the entire interests in Hempirical Genetics, LLC. which resulted in $480,801 of goodwill. The acquired company did not bring any business activities to the Company and the inventory was flooded in Arizona at the end of 2022, which result in the questionable future value. Goodwill impairment was $480,801 for the year ended December 31, 2022.

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

On December 31, 2022, Intangibles consists of the following:

	December 31, 2022	December 31, 2021
Trademark	50,000	50,000
License	667	0
Less: Accumulated amortization	(11,884)	(9,424)
Total other intangibles, Net	38,783	40,576
Goodwill, Net	-0-	-0-
Total Intangibles, Net	38,783	40,576

Amortization expense totaled $2,460 and $2,524 for the year ended December 31, 2022 and 2021, respectively.

Note 8 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at December 31, 2022 and December 31, 2021, respectively:

	December 31, 2022	December 31, 2021
On April 12, 2010, the Company received an unsecured, non-interest-bearing loan in the amount of $2,000, due on demand from Robert Leitzman. Interest is being imputed at the Company’s estimated borrowing rate, or 10% per annum. The largest aggregate amount outstanding was $2,000 during the periods ended December 31, 2019 and December 31, 2018. Mr. Leitzman owns less than 1% of the Company’s common stock, however, the Mr. Leitzman is deemed to be a related party given the non-interest-bearing nature of the loan and the materiality of the debt at the time of origination.	$2,000	2,000

Over various dates in 2011 and 2012, the Company received unsecured loans in the aggregate amount of $10,000, due on demand, bearing interest at 10%, from Sandra Orman. The largest aggregate amount outstanding was $10,000 during the periods ended December 31, 2019 and December 31, 2018. Mrs. Orman owns less than 1% of the Company’s common stock, however, Mrs. Orman is deemed to be a related party given the nature of the loan and the materiality of the debt at the time of origination.	$10,000	10,000

Over various dates from April 2019 to March 2022, the company received a net amount of $356,700 of advances, bearing interest at 5%, from Nicole Breen. On October 28, 2019, the company’s vehicles valued at $93,000 were used as a repayment.	$27,979	-

On November 2, 2021, the company received an unsecured loan in the amount of $300,000, bearing interest at 5%, from Glenn Martin. The loan was paid off on March 1, 2022.	-	309,700

On March 1, 2022, the company received an unsecured loan in the amount of $500,000, bearing interest at 9.25%, from Glenn Martin.	$500,000	-

On May 2, 2022, the company acquired Hempirical Genetics, LLC with a note payable to the executive officer Jeffrey Miller	$205,000	300,000

Notes payable, related parties	$744,979	$621,700
Less: Loan fee, net of amortization	38,472	25,299
Notes payable, related parties	$706,507	596,401

The Company recorded interest expense in the amount of $117,124 and $19,095 for the year ended December 31, 2022 and 2021, respectively, including imputed interest expense in the amount of $31,722 and $16,226 during such periods related to notes payable, related parties.

Note 9 – Notes Payable

Note payable consist of the following at December 31, 2022 and December 31, 2021, respectively:

	December 31, 2022	December 31, 2021
On August 5, 2019, the Company entered into a promissory note, whereby the Company promises to pay Snell & Wilmer L.L.P the principal amount of $250,000, bearing interest at 2.5% per annum. The note is to be paid in consecutive monthly installments in the amount of $25,000, including accrued interest commencing on August 30, 2019, until the final balloon payment is paid on January 30, 2020. The note is in default. The promissory note is secured by the Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing with respect to the real property owned by Sangre located on 1390 Mountain Valley Road, La Veta, Colorado 81055. As of March 2022, $337,664 has been paid to Snell & Wilmer.	$-	54,169

On various dates, the Company received advances from consultant, Patrick Brodnik with 0% and 5% in 2022 and 2021, respectively.	$3,661	11,438

	$3,661	$65,607

The Company recognized interest expense of $697 and $2,385 related to the note payables for the year ended December 31, 2022 and 2021, respectively. A total of $2,234 interest has been forgiven during the period.

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

The rate implicit in lease is not readily determinable, and we therefore use incremental borrowing rate to determine the present value of the lease payments. The incremental borrowing rate used to determine the initial value of right-of-use (“ROU”) assets and lease liabilities during the period ended December 31, 2022, was 5.0%.

In May, 2022, we entered into a lease agreement of a hemp drying facility in Huachuca City, Arizona for $1,200 per month. The lease term began May 2, 2022 and ends May 2, 2026. As of December 31, 2022, we had lease liability of $44,130, and ROU assets of $44,130.

Legal Proceedings

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

Note 11 – Business Combination

On May 02, 2022, Weed acquired 100% of the interest in Hempirical Genetics LLC. The consideration was paid in a total of 2,000,000 shares of its common stock, cash to the seller and promissory note to Hempirical’s owner. The total consideration paid to acquire Hempirical Genetics LLC amounted $603,284. A total of 1,000,000 shares of common stocks at $0.201 per share market value were issued in May, and the other 1,000,000 shares of common stocks of $193,302 fair value will be issued one year after the closing date, which is May 2, 2023. As of June 30, 2022, WEED has paid a cash of $10,000 to the Hempirical, and will pay $5,000 each month starting from July 2022 until paying off the note payable to Hempirical of $240,000 present value. As of December 31, 2022, the note payable balance is $205,000.

Based on the qualified valuation report, the consideration is valued as follows:

Valuation Date: 5/2/2022	At Closing	Forward Agreement	Cash
Consideration Shares (Common)	1,000,000	1,000,000	-
Consideration Cash	-	-	$250,000
Market price	$0.201	$0.201	-
Fair Value of Consideration	$201,000	$193,302	$208,982
Purchase Price			$603,284

Pro forma information related to the operations of Hempirical are not disclosed as such operations were insignificant for the historical periods.

The following summarized the estimate fair value of the acquired assets as of the date of the transaction:

Inventory	$63,960
Equipment	57,857
Total assets acquired	121,817
Grower License	667
Goodwill	480,801
Total Consideration	$603,284

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

2022 Common Stock Activity

Common Stock Sales (2022)

During the year ended December 31, 2022, the Company issued 300,000 shares of common stock for proceeds of $40,000. 300,000 shares valued at $356,250 carried from prior year, were not issued at December 31, 2022, and such amount has been included in subscriptions payable.

Common Stock Issued for Services (2022)

During the year ended December 31, 2022, the Company agreed to issue an aggregate of 2,960,000 to consultants for services performed. The total fair value of common stock was $558,600 based on the closing price of the Company’s common stock earned on the measurement date.

Common Stock Issued for Acquisition (2022)

During the period ended June 30, 2022, the Company issued 1,000,000 shares of common stock for acquisition of Hempirical Genetics, LLC. The total fair value of common stock was $200,000 based on the closing price of the Company’s common stock earned on the measurement date. Based on the purchase agreement, the Company owned 1,000,000 shares of common stocks from one year of the closing date, which is May 2, 2023. Also, on May 2, the Company entered into an employment agreement with Jeffrey Miller which the Company will issue 25,000 shares as salary, and such amount has been included in subscriptions payable.

Common Stock Cancellations

No common stocks were cancelled during the quarter ended December 31, 2022.

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

Note 13 – Common Stock Warrants and Options

Common Stock Warrants Granted (2022)

No common stock warrants were granted during the year ended December 31, 2022 and December 31, 2021.

Warrants Exercised (2022)

No warrants were exercised during the year ended December 31, 2022.

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

	For the year Ended December 31, 2022
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

For the year ended December 31, 2022 and the year ended December 31, 2021, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2022 and December 31, 2021, the Company had approximately $1,528,105 and $ $2,750,566 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company’s deferred tax assets are as follows:

December 31, 2022
Deferred tax assets:
Net operating loss carry forward as of 12/31/2021	16,342,284
Estimate Tax Loss December 31, 2022	1,528,105

NOL Carry Forward Cumulative as of 12/31/2022	17,870,389
Statutory Tax Rate	21%
Deferred Tax Asset	3,752,782
Valuation	(3,752,782)
Net Deferred Tax Asset	0

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2022 and December 31, 2021, respectively.

Note 15 – Subsequent Events

We have evaluated subsequent events through the filing date of this Form 10-Q and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosures in the notes thereto.