Form 10-Q
period 2023-06-30
WEED, INC.
filed 2023-08-14
CIK 1393772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 11, 2023, there were 123,482,685 shares of common stock, $0.00001 par value, issued and outstanding.

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

The consolidated balance sheets as of June 30, 2023 (unaudited) and December 31, 2022, the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022, the consolidated statement of changes in stockholders’ equity (deficit) for the three and six months ended June 30, 2023 and 2022, and the consolidated statements of cash flows for the six months ending June 30, 2023 and 2022, follow. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

WEED, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

TABLE OF CONTENTS

WEED, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30	December 31,
	2023	2022
ASSETS

CURRENT ASSETS:
Cash	$32,469	$315,826
Prepaid expenses	18,656	24,626
Other current asset	3,843	1,623

TOTAL CURRENT ASSETS	54,968	342,075

Land	372,069	372,069
Building	1,109,931	1,109,931
Computers & Equipment	147,771	137,772
	1,629,771	1,619,772

Less: Accumulated depreciation	(451,901)	(410,942)

Property and equipment, net	1,177,870	1,208,830

Grower License	667	667
Trademark	50,000	50,000
	50,667	50,667
Less: Accumulated amortization	(13,184)	(11,884)

Intangible assets, net	37,483	38,783

ROU asset	37,969	44,130

TOTAL ASSETS	$1,308,290	$1,633,818

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$151,083	$189,779
Accrued expense	51,361	42,206
Accrued officer compensation	430,342	434,750
Accrued interest	46,860	42,266
Notes payable, related parties	722,946	706,507
Notes payable - in default	3,661	3,661
Lease liability	37,969	44,130
Due to officer	723	723

TOTAL CURRENT LIABILITIES	1,444,945	1,464,022

TOTAL LIABILITIES	1,444,945	1,464,022

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 200,000,000 authorized, 123,482,685 and 123,482,685 issued and outstanding, respectively	123,483	123,483
Additional paid-in capital	83,813,243	83,796,857
Subscription payable	656,250	611,250
Accumulated deficit	(84,731,463)	(84,361,006)
Accumulated other comprehensive loss:
Foreign currency translation	1,832	(788)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(136,655)	169,796

TOTAL LIABILITIES & STOCKERHOLDERS’ EQUITY (DEFICIT)	$1,308,290	$1,633,818

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	108,730	175,818	242,512	312,608
Professional fees	24,077	202,649	50,173	562,050
Depreciation & amortization	23,356	28,846	47,386	63,795

Total operating expenses	156,163	407,313	340,071	938,453

NET OPERATING LOSS	(156,163)	(407,313)	(340,071)	(938,453)

OTHER INCOME (EXPENSE)
Interest expense	(17,280)	(19,438)	(30,386)	(65,519)
Other income (expense)	-	13,275	-	(475)
Gain on disposal of fixed assets	-	639,773	-	639,773

TOTAL OTHER EXPENSE, NET	(17,280)	633,610	(30,386)	573,779

NET INCOME (LOSS)	(173,443)	226,297	(370,458)	(364,674)

OTHER COMPREHENSIVE INCOME (LOSS)	2,733	2,309	2,620	1,553

COMPREHENSIVE LOSS	$(170,710)	$228,606	$(367,838)	$(363,121)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

Outstanding - basic and fully diluted	123,482,685	121,911,366	123,482,685	120,924,895

Net loss per share - basic and fully diluted	$(0.001)	$0.002	$(0.003)	$(0.003)

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Six Months ended June 30, 2023
(Unaudited)

	Common Stock						Total
			Additional	Subscriptions	Accumulated	Other	Stockholders’
	Shares	Amount	Paid-In Capital	Payable	Deficit	Comprehensive	Equity

Balance, December 31, 2021	119,222,685	$119,223	$82,976,493	$356,250	(82,832,901)	(1,565)	$617,500

Common stock sold for cash	300,000	300	39,700	-	-	-	40,000

Common stock issued for services	2,960,000	2,960	555,640	255,000	-	-	813,600

Stock issuance for acquistion of Hempriical Genetics	1,000,000	1,000	193,302	-	-	-	194,302

Imputed Interest on RP Loans	-	-	31,722	-	-	-	31,722

Net loss	-	-	-	-	(1,528,105)	-	(1,528,105)

Other comprehensive income, net	-	-	-	-	-	777	777

Balance, December 31, 2022	123,482,685	$123,483	$83,796,857	$611,250	(84,361,006)	(788)	$169,796

Common stock sold for cash	-	-	-	-	-	-	-

Common stock issued for services	-	-	-	22,500	-	-	22,500

Imputed Interest on RP Loans	-	-	5,942	-	-	-	5,942

Net loss	-	-	-	-	(197,014)	-	(197,014)

Other comprehensive income, net	-	-	-	-	-	(113)	(113)

Balance, March 31, 2023	123,482,685	$123,483	$83,802,799	$633,750	(84,558,020)	(901)	$1,111

Common stock sold for cash	-	-	-	-	-	-	-

Common stock issued for services	-	-	-	22,500	-	-	22,500

Imputed Interest on RP Loans	-	-	10,444	-	-	-	10,444

Net loss	-	-	-	-	(173,443)	-	(173,443)

Other comprehensive income, net	-	-	-	-	-	2,733	2,733

Balance, June 30, 2023	123,482,685	$123,483	$83,813,243	$656,250	(84,731,463)	1,832	$(136,655)

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six
	Months Ended
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(370,458)	$(364,674)
Adjustments to reconcile to net loss to net cash used in operating activities:
Depreciation and amortization	47,386	63,795
Debt discount amortization	4,293	43,241
Gain on disposal of fixed asset	-	(639,773)
Imputed Interest on RP Loans	16,386	18,235
Estimated fair value of shares issued for services	45,000	507,800
Decrease (increase) in assets
Prepaid expenses and deposits	3,750	3,174
Increase (decrease) in liabilities
Accounts Payable	(38,696)	(127,912)
Accrued expenses	9,341	54,461

NET CASH USED IN OPERATING ACTIVITIES	(282,998)	(441,653)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(10,000)	-
Proceeds from disposal of fixed asset	-	1,257,037

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(10,000)	1,257,037

CASH FLOWS FROM FINANCING ACTIVITIES

Stock payable	-	-
Proceeds from the sale of common stock	-	40,000
Proceeds from notes payable	50,000	464,978
Repayments on notes payable - related party	(42,979)	(445,591)
Repayments on notes payable	-	(74,884)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	7,021	(15,497)

NET CHANGE IN CASH	(285,977)	799,887

EFFECT OF EXCHANGE RATE ON CASH	2,620	1,553

CASH, BEGINNING OF PERIOD	315,826	19,654

CASH, END OF PERIOD	$32,469	$821,094

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the years ended December 31:

Income taxes	$-	$-
Interest paid	$5,113	$-

Non-cash investing and financing activities:

Acquistion of Hemprical Genetics with common stock and note payable	$-	$650,000

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

On April 20, 2017, the Company acquired Sangre AT, LLC, a Wyoming company doing business as Sangre AgroTech. (“Sangre”). Sangre is a plant genomic research and breeding company comprised of top-echelon scientists with extensive expertise in genomic sequencing, genetics-based breeding, plant tissue culture, and plant biochemistry, utilizing the most advanced sequencing and analytical technologies and proprietary bioinformatics data systems available. No work is being conducted on the study until further funds are available.

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

Basis of Presentation:

The accompanying consolidated balance sheet at December 31, 2022, has been derived from audited consolidated financial statements and the unaudited condensed consolidated financial statements as of June 30, 2023 and 2022 ( the “financial statements”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related footnotes. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Interim result are not necessarily indicative of results for a full year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which are under common control and ownership:

Schedule of Entities under Common Control and Ownership

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

Revenue Recognition

The Company is using the revenue recognition standard ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, and using the cumulative effect (modified retrospective) approach. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings at the date of initial application. No cumulative-effect adjustment in retained earnings was recorded as the Company’s has no historical revenue. The impact of the adoption of the new standard was not material to the Company’s consolidated financial statements. The Company did not earn revenue during the periods ended June 30, 2023 and 2022.  When the Company earns revenue, it will be recognized in accordance with FASB ASC 606 – Revenue from Contracts with Customers.

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

Note 1 – Nature of Business and Significant Accounting Policies (continued)

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. These expenses were $2,911 and $9,751 for six months ended June 30, 2023 and 2022.

Foreign Currency Transactions

Expenses are translated at the exchange rates in effect at the date of the transaction. Foreign currency denominated payables are translated at the rates of exchange at the balance sheet date. The resulting transaction gains and losses are recorded in the statement of income in the period incurred.

Assets and liabilities of those operations are translated at exchange rates in effect at the balance sheet date. Income and expenses are translated using the exchange rates on the transaction date for the reporting period. Translation adjustments, if any, are reported as a separate component of accumulated other comprehensive income. Transaction gain (loss) on foreign currency exchange rate was $2,620 and $1,553 for six months ended June 30, 2023 and 2022. For all significant foreign operations, the functional currency is the local currency.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $84,731,463 and negative working capital of $1,389,977 at June 30, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new products and services to begin generating revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party

Notes Payable

From time to time, the Company has received short term loans from officers and directors as disclosed in Note 8 below. The Company has a total of $722,946 and $706,507 of note payable on the consolidated balance sheet as of June 30, 2023 and December 31, 2022, respectively. From January 2022 to March 31, 2022, the Company received $4,000 and $500,000 loans from Nicole Breen and Glenn Martin, respectively. The $500,000 loan from Glenn Martin was replaced the $300,000 loan. On May 2, 2022, the Company acquired the Hempirical Genetics, LLC from Jeffrey Miller, and then Jeffrey Miller became the executive officer of WEED, Inc. Based on the agreement, the Company owed Jeffrey Miller $200,000 as of March 31, 2023. On July 1, 2022, Patrick Brodnik signed executive employee agreement with the Company, and become one of the related parties since that. On various dates during the third quarter 2022, the Company received advance of $3,787 from Patrick Brodnik at no interest. From January 2023 to March 31, 2023, the Company paid off the remaining balance of the loan from Nicole Breen that originally was $37,500. From April 2023 to June 30, 2023, the Company received $50,000 from Nicole Breen.

Services

Nicole M. Breen receives $1,500 a week in cash compensation for her services rendered to the Company.

Glenn E. Martin receives $8,000 a month in cash compensation for his services rendered to the Company.

Accrued Compensation

A total of $430,342 and $434,750 of officer compensation was unpaid and outstanding at June 30, 2023 and December 31, 2022, respectively.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2023 and December 31, 2022, respectively:

Fair Value Measurements at December 31, 2022

	Level 1	Level 2	Level 3
Assets
Cash	$315,826	$-	$-
Intangible assets, net	$-	$38,783	$-
Total assets	$315,826	$38,783	$-
Liabilities
Notes payable, related parties		$706,507
Notes payable	$-	$3,661	$-
Total liabilities	$-	$710,168	$-

Fair Value Measurements at June 30, 2023

	Level 1	Level 2	Level 3
Assets
Cash	$32,649	$-	$-
Intangible assets, net	$-	$37,483	$-
Total assets	$32,649	$37,483	$-
Liabilities
Notes payable, related parties		$722,946
Notes payable	$-	$3,661	$-
Total liabilities	$-	$726,607	$-

The fair values of our related party debts are deemed to approximate book value and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the six months ended June 30, 2023 and the year ended December 31, 2022.

Note 5 – Property and Equipment

Property and equipment consist of the following at June 30, 2023 and December 31, 2022, respectively:

	June 30,	December 31,
	2023	2022
Property improvements	$0	$0
Automobiles	0	0
Office equipment	8,667	8,667
Furniture & Fixtures	5,479	5,479
Lab equipment	133,625	123,626
Construction in progress	0	0
Land	372,069	372,069
Property	1,109,931	1,109,931
Property and equipment, gross	1,629,771	1,619,772
Less accumulated depreciation	(451,901)	(410,942)
Property and equipment, net	$1,177,870	$1,208,830

On May 12, 2022, the Company sold the La Veta property for $1,333,300 and $639,773 was record as gain on the sale.

Depreciation expense totaled $40,960 and $62,354 for the six months ended June 30, 2023 and 2022, respectively.

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

On June 30, 2023, Intangibles consists of the following:

	June 30, 2023	December 31, 2022
Trademark	50,000	50,000
Grower License	667	667
Less: Accumulated amortization	(13,184)	(11,884)
Total other intangibles, Net	37,483	38,783
Goodwill, Net	0	0
Total Intangibles, Net	37,483	38,783

Amortization expense totaled $1,300 and $1,441 for the six months ended June 30, 2023 and 2022, respectively.

Note 7 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at June 30, 2023 and December 31, 2022, respectively:

	June 30, 2023	December 31, 2022
On April 12, 2010, the Company received an unsecured, non-interest-bearing loan in the amount of $2,000, due on demand from Robert Leitzman. Interest is being imputed at the Company’s estimated borrowing rate, or 10% per annum. The largest aggregate amount outstanding was $2,000 during the periods ended December 31, 2019 and December 31, 2018. Mr. Leitzman owns less than 1% of the Company’s common stock, however, the Mr. Leitzman is deemed to be a related party given the non-interest-bearing nature of the loan and the materiality of the debt at the time of origination.	$2,000	2,000

Over various dates in 2011 and 2012, the Company received unsecured loans in the aggregate amount of $10,000, due on demand, bearing interest at 10%, from Sandra Orman. The largest aggregate amount outstanding was $10,000 during the periods ended December 31, 2019 and December 31, 2018. Mrs. Orman owns less than 1% of the Company’s common stock, however, Mrs. Orman is deemed to be a related party given the nature of the loan and the materiality of the debt at the time of origination.	$10,000	10,000

Over various dates from April 2019 to March 2022, the company received a net amount of $356,700 of advances, bearing interest at 5%, from Nicole Breen. On October 28, 2019, the company’s vehicles valued at $93,000 were used as a repayment.	-	27,979

On May 31, 2023, the company received $50,000 of advances, bearing interest at 5%, from Nicole Breen.	$50,000	-

On November 2, 2021, the company received an unsecured loan in the amount of $300,000, bearing interest at 5%, from Glenn Martin. The loan was paid off on March 1, 2022.	-	-

On March 1, 2022, the company received an unsecured loan in the amount of $500,000, bearing interest at 9.25%, from Glenn Martin.	$500,000	500,000

On May 2, 2022, the company acquired Hempirical Genetics, LLC with a note payable to the executive officer Jeffrey Miller	$190,000	205,000

Notes payable, related parties	$752,000	$744,979

Less: Loan fee, net of amortization	29,054	38,472

Notes payable, related parties	$722,946	706,507

The Company recorded interest expense in the amount of $14,099 and $48,821 for the six months ended June 30, 2023 and 2022, respectively, including imputed interest expense in the amount of $16,386 and $18,235 during such periods related to notes payable, related parties.

Note 8 – Notes Payable

Note payable consist of the following at June 30, 2023 and December 31, 2022, respectively:

	June 30, 2023	December 31, 2022
On various dates, the Company received advances from consultant, Patrick Brodnik, with 0% interest in 2022.	$3,661	3,661
	$3,661	$3,661

The Company recognized interest expense of $0 and $697 related to the note payables for the six months ended June 30, 2023 and 2022, respectively.

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

The rate implicit in lease is not readily determinable, and we therefore use incremental borrowing rate to determine the present value of the lease payments. The incremental borrowing rate used to determine the initial value of right-of-use (“ROU”) assets and lease liabilities during the period ended June 30, 2023, was 5.0%.

In May, 2022, we entered into a lease agreement of a hemp drying facility in Huachuca City, Arizona for $1,200 per month. The lease term began May 2, 2022 and ends May 2, 2026. As of June 30, 2023, we had lease liability of $37,969, and ROU assets of $37,969.

Legal Proceedings

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

Note 10 – Business Combination

On May 02, 2022, Weed acquired 100% of the interest in Hempirical Genetics LLC. The consideration was paid in a total of 2,000,000 shares of its common stock, cash to the seller and promissory note to Hempirical’s owner. The total consideration paid to acquire Hempirical Genetics LLC amounted $603,284. A total of 1,000,000 shares of common stocks at $0.201 per share market value were issued in May, and the other 1,000,000 shares of common stocks of $193,302 fair value will be issued one year after the closing date, which is May 2, 2023. As of June 30, 2022, WEED has paid a cash of $10,000 to the Hempirical, and will pay $5,000 each month starting from July 2022 until paying off the note payable to Hempirical of $240,000 present value. As of June 30, 2023, the note payable balance is $190,000.

Based on the qualified valuation report, the consideration is valued as follows:

Valuation Date: 5/2/2022	At Closing	Forward Agreement	Cash
Consideration Shares (Common)	1,000,000	1,000,000
Consideration Cash			$250,000
Market price	$0.201	$0.201

Fair Value of Consideration	$201,000	$193,302	$208,982

Purchase Price			$603,284

Pro forma information related to the operations of Hempirical are not disclosed as such operations were insignificant for the historical periods.

The following summarized the estimate fair value of the acquired assets as of the date of the transaction:

Inventory	$63,960
Equipment	57,857
Total assets acquired	121,817
Grower License	667
Goodwill	480,801
Total Consideration	$603,284

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

2023 Common Stock Activity

Common Stock Sales (2023)

No stocks were issued during the quarter ended June 30, 2023.

Common Stock Issued for Services (2023)

During the quarter ended June 30, 2023, 300,000 shares of common stocks valued at $45,000 were not issued for the services, and such amount has been included in subscriptions payable.

Common Stock Cancellations

No common stocks were cancelled during the quarter ended June 30, 2023.

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

Note 12 – Common Stock Warrants and Options

Common Stock Warrants Granted (2023)

No common stock warrants were granted during the quarter ended June 30, 2023.

Warrants Exercised (2023)

No warrants were exercised during the quarter ended June 30, 2023.

2022 Common Stock Warrant Activity

Common Stock Warrants Granted (2022)

No common stock warrants were granted during the quarter ended June 30, 2022.

Warrants Exercised (2022)

No warrants were exercised during the quarter ended June 30, 2022.

The stock option will expire on the tenth anniversary of the granted date, which is February 1, 2028. As of June 30, 2023, the stock option will expire in 55 months.

A summary of the Company’s stock option activity and related information is as follows:

	For the year Ended December 31, 2022
	Number of	Average
	Shares	Price
Outstanding at the beginning of period	$6,000,000	$10.55
Granted	-	-
Exercised/Expired/Cancelled	-	-
Outstanding at the end of period	6,000,000	$10.55
Exercisable at the end of period	6,000,000	$10.55

	For the quarter Ended June 30, 2023
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

For the six months ended June 30, 2023 and the year ended December 31, 2022, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2023 and December 31, 2022, the Company had approximately $370,457 and $ $1,528,105 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company’s deferred tax assets are as follows:

June 30, 2023
Deferred tax assets:
Net operating loss carry forward as of 12/31/2022	17,870,389
Estimate Tax Loss June 30, 2023	370,457

NOL Carry Forward Cumulative as of 6/30/2023	18,240,846
Statutory Tax Rate	21%
Deferred Tax Asset	3,830,578
Valuation	(3,830,578)
Net Deferred Tax Asset	0

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2023 and December 31, 2022, respectively.

Note 14 – Subsequent Events

On July 24, 2023, the Company sold the La Veta property for $1,800,000 and $1,147,000 was record as gain on the sale.

We have evaluated subsequent events through the filing date of this Form 10-Q and determined that a subsequent events have occurred that would require recognition in the consolidated financial statements or disclosures in the notes thereto.

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

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Results of Operations

	Three Months Ended June 30,
	2023	2022
Revenue	$-	$-

Operating expenses:

General and administrative	108,730	175,818
Professional fees	24,077	202,649
Depreciation and amortization	23,356	28,846
Total operating expenses	156,163	407,313

Net operating loss	(156,163)	(407,313)

Other income (expense)
Interest expense	(17,280)	(19,438)
Other income (expense)	-	13,275
Gain on disposal of fixed assets	-	639,773
Total other income (expense)	$(17,280)	$633,610

Net Income (Loss)	$(173,443)	$226,297

Other Comprehensive Income (Loss)	2,733	2,309

Comprehensive Income (Loss)	$(170,710)	$228,606

Operating Loss; Net Loss

Our comprehensive net loss increased by $399,316, from $228,606 to ($170,710), from the three months ended June 30, 2022 compared to the three months ended June 30, 2023. Our operating loss decreased by $251,150, from ($407,313) to ($156,163) for the same period. The increase in net loss compared to the same period of the prior year is primarily a result of the fact we had a one-time gain on disposal of fixed assets of $639,773 in 2022 that we did not have in 2023, which was offset by decreases in general and administrative expenses, professional fees, depreciation and amortization, and other expenses. These changes are detailed below.

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

General and Administrative Expenses

General and administrative expenses decreased by $67,088, from $175,818 for the three months ended June 30, 2022 to $108,730 for the three months ended June 30, 2023, primarily due to slight decreases in marketing expense.

Professional Fees

Our professional fees decreased by $178,572 during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Our professional fees were $24,077 for the three months ended June 30, 2023 and $202,649 for the three months ended June 30, 2022. These fees are largely related to fees paid for legal and accounting services, along with compensation to independent contractors, and decreased significantly primarily as a result of decreases in the value of stock-based compensation awards due to issuing shares for services during the period. We expect these fees to vary quarter-to-quarter as our business and stock price fluctuate if we continue to use stock-based compensation. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization

During the three months ended June 30, 2023 we had depreciation and amortization expense of $23,356, compared to $28,846 in the three months ended June 30, 2022. Our depreciation and amortization expense primarily relates to our property and trademark acquisitions.

Interest Expense

Interest expense decreased from ($19,438) for the three months ended June 30, 2022 to ($17,280) for the three months ended June 30, 2023. Our interest expense primarily relates to notes payable from attorneys and related parties.

Gain on Disposal of Fixed Assets

During the three months ended June 30, 2023, our gain on disposal of fixed assets was $0 compared to $639,773 for the three months ended June 30, 2022. The other expense during the three months ended June 30, 2022 relates to our sale of company-owned residential property near La Veta, Colorado.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Results of Operations

	Six Months Ended June 30,
	2023	2022
Revenue	$-	$-

Operating expenses:

General and administrative	242,512	312,608
Professional fees	50,173	562,050
Depreciation and amortization	47,386	63,795
Total operating expenses	340,071	938,453

Net operating loss	(340,071)	(938,453)

Other income (expense)
Interest expense	(30,386)	(65,519)
Other income (expense)	-	(475)
Gain on disposal of fixed assets	-	639,773
Total other income (expense)	$(30,386)	$573,779

Net Income (Loss)	$(370,458)	$(364,674)

Other Comprehensive Income (Loss)	2,620	1,553

Comprehensive Loss	$(367,838)	$(363,121)

Operating Loss; Net Loss

Our comprehensive net loss increased by $4,717, from ($363,121) to ($367,838), from the six months ended June 30, 2022 compared to the six months ended June 30, 2023. Our operating loss decreased by $598,382, from ($938,453) to ($340,071) for the same period. The increase in net loss compared to the same period of the prior year is primarily a result of the fact we had a one-time gain on disposal of fixed assets of $639,773 in 2022 that we did not have in 2023, which was offset by decreases in general and administrative expenses, professional fees, depreciation and amortization, and other expenses. These changes are detailed below.

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

General and Administrative Expenses

General and administrative expenses decreased by $70,096, from $312,608 for the six months ended June 30, 2022 to $242,512 for the six months ended June 30, 2023, primarily due to slight decreases in marketing expense.

Professional Fees

Our professional fees decreased by $511,877, from $562,050 for the six months ended June 30, 2022 to $50,173 for the six months ended June 30, 2023, primarily due to reduced consulting activities. These fees are largely related to fees paid for legal and accounting services, along with compensation to independent contractors, and decreased significantly primarily as a result of decreases in the value of stock-based compensation awards due to issuing shares for services during the period. We expect these fees to vary quarter-to-quarter as our business and stock price fluctuate if we continue to use stock-based compensation. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization

During the six months ended June 30, 2023 we had depreciation and amortization expense of $47,386, compared to $63,795 in the six months ended June 30, 2022. Our depreciation and amortization expense primarily relates to our property and trademark acquisitions.

Interest Expense

Interest expense decreased from ($65,519) for the six months ended June 30, 2022 to ($30,386) for the six months ended June 30, 2023. Our interest expense primarily relates to notes payable from attorneys and related parties.

Gain on Disposal of Fixed Assets

During the six months ended June 30, 2023, our gain on disposal of fixed assets was $0 compared to $639,773 for the six months ended June 30, 2022. The other expense during the six months ended June 30, 2022 relates to our sale of company-owned residential property near La Veta, Colorado.

Liquidity and Capital Resources

Introduction

During the six months ended June 30, 2023, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of June 30, 2023 was $32,469 and our monthly cash flow burn rate was approximately $45,000. Our cash on hand was primarily proceeds from the sales of our securities and the sale of our residential property near La Veta, Colorado. We currently do not believe we will be able to satisfy our cash needs from our revenues for many years to come.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2023 and December 31, 2022, respectively, are as follows:

	June 30, 2023	December 31, 2022	Change

Cash	$32,469	$315,826	$(283,357)
Total Current Assets	54,968	342,075	(287,107)
Total Assets	1,308,290	1,633,818	(325,528)
Total Current Liabilities	1,444,945	1,464,022	(19,077)
Total Liabilities	1,444,945	1,464,022	(19,077)

Our total assets decreased by $325,528 as of June 30, 2023 as compared to December 31, 2022. The decrease in our total assets between the two periods was attributed to decreases in our cash and prepaid expenses, partially offset by a slight increase in our computers and equipment.

Our current liabilities and total liabilities decreased by $19,077, as of June 30, 2023 as compared to December 31, 2022. This decrease was primarily due to decreases in accounts payable, accrued officer compensation, , and lease liability, partially offset by increases in notes payable - related party, accrued expenses and accrued interest.

In order to pay our obligations in full or in part when due, we will be required to raise capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available of $32,469 and $315,826 as of June 30, 2023 and December 31, 2022, respectively. Based on our lack of revenues, our cash on hand and current monthly burn rate of approximately $45,000, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $282,998 for the six months ended June 30, 2023, as compared to $441,653 for the six months ended June 30, 2022. For the period in 2023, the net cash used in operating activities consisted primarily of our net loss of ($370,458), adjusted by depreciation and amortization of $47,386, debt discount amortization of $4,293, estimated fair value of shares issued for services of $45,000, and imputed interest on RP loans of $16,386, and further adjusted by decreases in assets related to prepaid expenses and deposits of $3,750, and decreases in liabilities consisting of accounts payable of $38,696 and accrued expenses of $9,341. For the period in 2022, the net cash used in operating activities consisted primarily of our net loss of ($364,674), adjusted by depreciation and amortization of $63,795, debt discount amortization of $43,241, estimated fair value of shares issued for services of $507,800, imputed interest on RP loans of $18,235, and gain on disposal of fixed asset of ($639,773) and further adjusted by decreases in prepaid expenses and deposits of $3,174 and accounts payable of $127,912, and increases in accrued expenses of $54,461.

Investments

For the six months ended June 30, 2023, we had cash flows used in investing activities of ($10,000), all related to purchases of property and equipment. For the six months ended June 30, 2022, we had cash flows from investing activities $1,257,037 from proceeds from disposal of fixed assets.

Financing

Our net cash provided by financing activities for the six months ended June 30, 2023 was $7,021, compared to cash used in financing activities of ($15,497) for the six months ended June 30, 2022. For the period in 2023, our financing activities related to proceeds of note payable of $50,000 partially offset by repayments of notes payable-related party of ($42,979). For the period in 2022, our financing activities related to repayments on notes payable of ($74,884) and repayments of notes payable-related party of ($445,591), partially offset by proceeds from the sale of common stock of $40,000, and proceeds from notes payable of $464,978.

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

As of June 30, 2023, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2023 to the same extent they were not effective as of December 31, 2022.

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

During the three months ended June 30, 2023, we issued the following unregistered securities:

Common Stock Sales

We did not sell any shares of our common stock during the three months ended June 30, 2023.

Common Stock Issued to Consultants

During the three months ended June 30, 2023, we agreed to issue an aggregate of 300,000 shares of common stock to consultants for services performed. The total fair value of common stock was $45,000 based on the closing price of our common stock earned on the measurement date. The issuances were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make that determination we relied on the representations of the purchasers contained in the agreements signed by the purchasers and the fact the consultants did work for the company and was familiar with the company, its operations and its management.

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

WEED, Inc.

Dated: August 11, 2023		/s/ Glenn E. Martin
	By:	Glenn E. Martin
	Its:	President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer) (Principal Financial Officer)