Form 10-Q
period 2023-09-30
WEED, INC.
filed 2023-11-14
CIK 1393772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 13, 2023, there were 123,482,685 shares of common stock, $0.00001 par value, issued and outstanding.

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

The consolidated balance sheets as of September 30, 2023 (unaudited) and December 31, 2022, the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022, the consolidated statement of changes in stockholders’ equity (deficit) for the three and nine months ended September 30, 2023 and 2022, and the consolidated statements of cash flows for the nine months ending September 30, 2023 and 2022, follow. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

WEED, INC.

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

TABLE OF CONTENTS

WEED, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30	December 31,
	2023	2022
ASSETS

CURRENT ASSETS:
Cash	$643,702	$315,826
Prepaid expenses	28,410	24,626
Other current asset	12,011	1,623

TOTAL CURRENT ASSETS	684,123	342,075

Land	258,319	372,069
Building	218,681	1,109,931
Computers & Equipment	147,771	137,772
	624,771	1,619,772

Less: Accumulated depreciation	(104,720)	(410,942)

Property and equipment, net	520,051	1,208,830

Grower License	667	667
Trademark	50,000	50,000
	50,667	50,667
Less: Accumulated amortization	(13,834)	(11,884)

Intangible assets, net	36,833	38,783

ROU asset	34,831	44,130

TOTAL ASSETS	$1,275,838	$1,633,818

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$147,606	$189,779
Accrued expense	63,355	42,206
Accrued officer compensation	213,500	434,750
Accrued interest	44,896	42,266
Notes payable, related parties	145,509	706,507
Notes payable - in default	3,661	3,661
Lease liability	34,831	44,130
Due to officer	723	723

TOTAL CURRENT LIABILITIES	654,081	1,464,022

TOTAL LIABILITIES	654,081	1,464,022

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 200,000,000 authorized, 123,482,685 and 123,482,685 issued and outstanding, respectively	123,483	123,483
Additional paid-in capital	83,813,243	83,796,857
Subscription payable	678,750	611,250
Accumulated deficit	(83,997,215)	(84,361,006)
Accumulated other comprehensive loss:
Foreign currency translation	3,196	(788)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	621,757	169,796

TOTAL LIABILITIES & STOCKERHOLDERS’ EQUITY (DEFICIT)	$1,275,838	$1,633,818

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
REVENUE	$-	$-	$-	$-

COST OF GOOD SOLD	-	2,230		2,230

GROSS PROFIT	-	(2,230)	-	(2,230)

OPERATING EXPENSES
General and administrative expenses	25,355	110,903	267,867	423,511
Professional fees	205,134	143,572	255,307	705,622
Depreciation & amortization	8,335	21,255	55,721	85,050

Total operating expenses	238,824	275,730	578,895	1,214,183

NET OPERATING LOSS	(238,824)	(277,960)	(578,895)	(1,216,413)

OTHER INCOME (EXPENSE)
Interest expense	(15,303)	(31,030)	(45,689)	(96,549)
Other income (expense)	-	1,984	-	1,509
Gain on disposal of fixed assets	988,375	-	988,375	639,773

TOTAL OTHER EXPENSE, NET	973,072	(29,046)	942,686	544,733

NET INCOME (LOSS)	734,248	(307,006)	363,791	(671,680)

OTHER COMPREHENSIVE INCOME (LOSS)	1,364	(1,324)	3,984	229

COMPREHENSIVE INCOME (LOSS)	$735,612	$(308,330)	$367,775	$(671,451)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

Outstanding - basic and fully diluted	123,482,685	122,937,468	123,482,685	121,750,853

Net loss per share - basic and fully diluted	$0.006	$(0.002)	$0.003	$(0.006)

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months ended September 30, 2023
(Unaudited)

	Common Stock						Total
			Additional	Subscriptions	Accumulated	Other	Stockholders’
	Shares	Amount	Paid-In Capital	Payable	Deficit	Comprehensive	Equity
Balance, December 31, 2021	119,222,685	$119,223	$82,976,493	$356,250	(82,832,901)	(1,565)	$617,500
Common stock sold for cash	300,000	300	39,700	-	-	-	40,000
Common stock issued for services	2,960,000	2,960	555,640	255,000	-	-	813,600
Stock issuance for acquisition of Hempriical Genetics	1,000,000	1,000	193,302	-	-	-	194,302
Imputed Interest on RP Loans	-	-	31,722	-	-	-	31,722
Net loss	-	-	-	-	(1,528,105)	-	(1,528,105)
Other comprehensive income, net	-	-	-	-	-	777	777
Balance, December 31, 2022	123,482,685	$123,483	$83,796,857	$611,250	(84,361,006)	(788)	$169,796

Common stock sold for cash	-	-	-	-	-	-	-
Common stock issued for services	-	-	-	22,500	-	-	22,500
Imputed Interest on RP Loans	-	-	5,942	-	-	-	5,942
Net loss	-	-	-	-	(197,014)	-	(197,014)
Other comprehensive income, net	-	-	-	-	-	(113)	(113)
Balance, March 31, 2023	123,482,685	$123,483	$83,802,799	$633,750	(84,558,020)	(901)	$1,111

Common stock sold for cash	-	-	-	-	-	-	-
Common stock issued for services	-	-	-	22,500	-	-	22,500
Imputed Interest on RP Loans	-	-	10,444	-	-	-	10,444
Net loss	-	-	-	-	(173,443)	-	(173,443)
Other comprehensive income, net	-	-	-	-	-	2,733	2,733
Balance, June 30, 2023	123,482,685	$123,483	$83,813,243	$656,250	(84,731,463)	1,832	$(136,655)

Common stock sold for cash	-	-	-	-	-	-	-
Common stock issued for services	-	-	-	22,500	-	-	22,500
Imputed Interest on RP Loans	-	-	300	-	-	-	300
Net income	-	-	-	-	734,248	-	734,248
Other comprehensive income, net	-	-	-	-	-	1,364	1,364
Balance, September 30, 2023	123,482,685	$123,483	$83,813,543	$678,750	(83,997,215)	3,196	$621,757

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine
	Months Ended
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$363,791	$(671,680)
Adjustments to reconcile to net loss to net cash used in operating activities:
Depreciation and amortization	55,721	85,050
Debt discount amortization	4,292	43,241
Gain on disposal of fixed asset	(988,375)	(639,773)
Imputed Interest on RP Loans	16,686	24,407
Estimated fair value of shares issued for services	67,500	591,100
Decrease (increase) in assets
Prepaid expenses and deposits	(14,172)	(21,643)
Increase (decrease) in liabilities
Accounts Payable	(42,174)	(121,705)
Accrued expenses	(197,471)	78,296

NET CASH USED IN OPERATING ACTIVITIES	(734,202)	(632,707)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(10,000)	-
Proceeds from disposal of fixed asset	1,641,073	1,257,037

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,631,073	1,257,037

CASH FLOWS FROM FINANCING ACTIVITIES

Stock payable	-	-
Proceeds from the sale of common stock	-	40,000
Proceeds from notes payable	50,000	468,765
Repayments on notes payable - related party	(622,979)	(542,567)
Repayments on notes payable	-	(74,884)

NET CASH USED IN FINANCING ACTIVITIES	(572,979)	(108,686)

NET CHANGE IN CASH	323,892	515,644

EFFECT OF EXCHANGE RATE ON CASH	3,984	229

CASH, BEGINNING OF PERIOD	315,826	19,654

CASH, END OF PERIOD	$643,702	$535,527

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the years ended December 31:

Income taxes	$-	$-
Interest paid	$33,415	$-

Non-cash investing and financing activities:

Acquisition of Hemprical Genetics with common stock and note payable	$-	$650,000

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

Basis of Presentation:

The accompanying consolidated balance sheet at December 31, 2022, has been derived from audited consolidated financial statements and the unaudited condensed consolidated financial statements as of September 30, 2023 and 2022 ( the “financial statements”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related footnotes. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Interim result are not necessarily indicative of results for a full year.

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

Revenue Recognition

The Company is using the revenue recognition standard ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, and using the cumulative effect (modified retrospective) approach. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings at the date of initial application. No cumulative-effect adjustment in retained earnings was recorded as the Company’s has no historical revenue. The impact of the adoption of the new standard was not material to the Company’s consolidated financial statements. The Company did not earn revenue during the periods ended September 30, 2023 and 2022.  When the Company earns revenue, it will be recognized in accordance with FASB ASC 606 – Revenue from Contracts with Customers.

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

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. These expenses were $2,911 and $14,491 for nine months ended September 30, 2023 and 2022.

Foreign Currency Transactions

Expenses are translated at the exchange rates in effect at the date of the transaction. Foreign currency denominated payables are translated at the rates of exchange at the balance sheet date. The resulting transaction gains and losses are recorded in the statement of income in the period incurred.

Assets and liabilities of those operations are translated at exchange rates in effect at the balance sheet date. Income and expenses are translated using the exchange rates on the transaction date for the reporting period. Translation adjustments, if any, are reported as a separate component of accumulated other comprehensive income. Transaction gain (loss) on foreign currency exchange rate was $3,984 and $229 for nine months ended September 30, 2023 and 2022. For all significant foreign operations, the functional currency is the local currency.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $83,997,215 and negative working capital of $30,042 at September 30, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new products and services to begin generating revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party

Notes Payable

From time to time, the Company has received short term loans from officers and directors as disclosed in Note 8 below. The Company has a total of $145,509 and $706,507 of note payable on the consolidated balance sheet as of September 30, 2023 and December 31, 2022, respectively. From January 2022 to March 31, 2022, the Company received $4,000 and $500,000 loans from Nicole Breen and Glenn Martin, respectively. The $500,000 loan from Glenn Martin replaced a previous $300,000 loan. On May 2, 2022, the Company acquired the Hempirical Genetics, LLC from Jeffrey Miller, and then Jeffrey Miller became the executive officer of WEED, Inc. Based on the agreement, the Company owed  Jeffrey Miller $160,000 as of September 30, 2023. On July 1, 2022, Patrick Brodnik signed executive employee agreement with the Company, and become one of the related parties since that. On various dates during the third quarter 2022, the Company received advance of $3,787 from Patrick Brodnik at no interest. From January 2023 to March 31, 2023, the Company paid off the remaining balance of the loan from Nicole Breen that originally was $37,500. From April 2023 to June 30, 2023, the Company received $50,000 from Nicole Breen. From July 2023 to September 30, 2023, the company paid off Glenn Marten’s loan of $500,000 and Nicole Breen’s loan of $50,000.

Services

Nicole M. Breen receives $1,500 a week in cash compensation for her services rendered to the Company.

Glenn E. Martin receives $8,000 a month in cash compensation for his services rendered to the Company.

Accrued Compensation

A total of $213,500 and $434,750 of officer compensation was unpaid and outstanding at September 30, 2023 and December 31, 2022, respectively.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2023 and December 31, 2022, respectively:

Fair Value Measurements at December 31, 2022

	Level 1	Level 2	Level 3
Assets
Cash	$315,826	$-	$-
Intangible assets, net	$-	$38,783	$-
Total assets	$315,826	$38,783	$-
Liabilities
Notes payable, related parties		$706,507
Notes payable	$-	$3,661	$-
Total liabilities	$-	$710,168	$-

Fair Value Measurements at September 30, 2023

	Level 1	Level 2	Level 3
Assets
Cash	$643,702	$-	$-
Intangible assets, net	$-	$36,833	$-
Total assets	$643,702	$36,833	$-
Liabilities
Notes payable, related parties		$145,509
Notes payable	$-	$3,661	$-
Total liabilities	$-	$149,170	$-

The fair values of our related party debts are deemed to approximate book value and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the nine months ended September 30, 2023 and the year ended December 31, 2022.

Note 5 – Property and Equipment

Property and equipment consist of the following at September 30, 2023 and December 31, 2022, respectively:

	September 30,	December 31,
	2023	2022
Property improvements	$0	$0
Automobiles	0	0
Office equipment	8,667	8,667
Furniture & Fixtures	5,479	5,479
Lab equipment	133,625	123,626
Construction in progress	0	0
Land	258,319	372,069
Property	218,681	1,109,931
Property and equipment, gross	624,771	1,619,772
Less accumulated depreciation	(104,720)	(410,942)
Property and equipment, net	$520,051	$1,208,830

On May 12, 2022, the Company sold a La Veta property for $1,333,300 and $639,773 was record as gain on the sale.

On July 24, 2023, the Company sold another La Veta property for $1,800,000 and $1,147,302 was record as gain on sale.

Depreciation expense totaled $46,080 and $82,959 for the nine months ended September 30, 2023 and 2022, respectively.

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

On September 30, 2023, Intangibles consists of the following:

	September 30, 2023	December 31, 2022
Trademark	50,000	50,000
Grower License	667	667
Less: Accumulated amortization	(13,834)	(11,884)
Total other intangibles, Net	36,833	38,783
Goodwill, Net	0	0
Total Intangibles, Net	36,833	38,783

Amortization expense totaled $1,950 and $1,950 for the nine months ended September 30, 2023 and 2022, respectively.

Note 7 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at September 30, 2023 and December 31, 2022, respectively:

	September 30, 2023	December 31, 2022
On April 12, 2010, the Company received an unsecured, non-interest-bearing loan in the amount of $2,000, due on demand from Robert Leitzman. Interest is being imputed at the Company’s estimated borrowing rate, or 10% per annum. The largest aggregate amount outstanding was $2,000 during the periods ended December 31, 2019 and December 31, 2018. Mr. Leitzman owns less than 1% of the Company’s common stock, however, the Mr. Leitzman is deemed to be a related party given the non-interest-bearing nature of the loan and the materiality of the debt at the time of origination.	$2,000	2,000

Over various dates in 2011 and 2012, the Company received unsecured loans in the aggregate amount of $10,000, due on demand, bearing interest at 10%, from Sandra Orman. The largest aggregate amount outstanding was $10,000 during the periods ended December 31, 2019 and December 31, 2018. Mrs. Orman owns less than 1% of the Company’s common stock, however, Mrs. Orman is deemed to be a related party given the nature of the loan and the materiality of the debt at the time of origination.	$10,000	10,000

Over various dates from April 2019 to March 2022, the company received a net amount of $356,700 of advances, bearing interest at 5%, from Nicole Breen. On October 28, 2019, the company’s vehicles valued at $93,000 were used as a repayment.	-	27,979

On May 31, 2023, the company received $50,000 of advances, bearing interest at 5%, from Nicole Breen.	$-	-

On November 2, 2021, the company received an unsecured loan in the amount of $300,000, bearing interest at 5%, from Glenn Martin. The loan was paid off on March 1, 2022.	$-	-

On March 1, 2022, the company received an unsecured loan in the amount of $500,000, bearing interest at 9.25%, from Glenn Martin.	-	500,000

On May 2, 2022, the company acquired Hempirical Genetics, LLC with a note payable to the executive officer Jeffrey Miller	$160,000	205,000

Notes payable, related parties	$172,000	$744,979

Less: Loan fee, net of amortization	26,489	38,472

Notes payable, related parties	$145,509	706,507

The Company recorded interest expense in the amount of $33,415 and $56,984 for the nine months ended September 30, 2023 and 2022, respectively, including imputed interest expense in the amount of $16,686 and $24,407 during such periods related to notes payable, related parties.

Note 8 – Notes Payable

Note payable consist of the following at September 30, 2023 and December 31, 2022, respectively:

	September 30, 2023	December 31, 2022
On various dates, the Company received advances from consultant, Patrick Brodnik, with 0% interest in 2022.	$3,661	3,661

	$3,661	$3,661

The Company recognized interest expense of $0 and $697 related to the note payables for the nine months ended September 30, 2023 and 2022, respectively.

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

In May, 2022, we entered into a lease agreement of a hemp drying facility in Huachuca City, Arizona for $1,200 per month. The lease term began May 2, 2022 and ends May 2, 2026. As of September 30, 2023, we had lease liability of $34,831, and ROU assets of $34,831.

Legal Proceedings

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

Note 10 – Business Combination

On May 02, 2022, Weed acquired 100% of the interest in Hempirical Genetics LLC. The consideration was paid in a total of 2,000,000 shares of its common stock, cash to the seller and promissory note to Hempirical’s owner. The total consideration paid to acquire Hempirical Genetics LLC amounted $603,284. A total of 1,000,000 shares of common stocks at $0.201 per share market value were issued in May, and the other 1,000,000 shares of common stocks of $193,302 fair value will be issued one year after the closing date, which is May 2, 2023. As of June 30, 2022, WEED has paid a cash of $10,000 to the Hempirical, and will pay $5,000 each month starting from July 2022 until paying off the note payable to Hempirical of $240,000 present value. As of September 30, 2023, the note payable balance is $160,000.

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

2023 Common Stock Activity

Common Stock Sales (2023)

No stocks were issued during the quarter ended September 30, 2023.

Common Stock Issued for Services (2023)

During the quarter ended September 30, 2023, 450,000 shares of common stocks valued at $67,500 were not issued for the services, and such amount has been included in subscriptions payable.

Common Stock Cancellations

No common stocks were cancelled during the quarter ended September 30, 2023.

Note 11 – Stockholders’ Equity (continued)

2022 Common Stock Activity

Common Stock Sales (2022)

During the year ended December 31, 2022, the Company issued 300,000 shares of common stock for proceeds of $40,000. 300,000 shares valued at $356,250 carried from prior year, were not issued at December 31, 2022, and such amount has been included in subscriptions payable.

Common Stock Issued for Services (2022)

During the year ended December 31, 2022, the Company agreed to issue an aggregate of 2,960,000 to consultants for services performed. The total fair value of common stock was $813,600 based on the closing price of the Company’s common stock earned on the measurement date.

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

Note 12 – Common Stock Warrants and Options

Common Stock Warrants Granted (2023)

No common stock warrants were granted during the quarter ended September 30, 2023.

Warrants Exercised (2023)

No warrants were exercised during the quarter ended September 30, 2023.

2022 Common Stock Warrant Activity

Common Stock Warrants Granted (2022)

No common stock warrants were granted during the quarter ended September 30, 2022.

Warrants Exercised (2022)

No warrants were exercised during the quarter ended September 30, 2022.

The stock option will expire on the tenth anniversary of the granted date, which is February 1, 2028. As of September 30, 2023, the stock option will expire in 52 months.

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

	For the quarter Ended September 30, 2023
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

For the nine months ended September 30, 2023 and the year ended December 31, 2022, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2023 and December 31, 2022, the Company had approximately $363,791 of gain and $1,528,105 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company’s deferred tax assets are as follows:

September 30, 2023
Deferred tax assets:
Net operating loss carry forward as of 12/31/2022	17,870,389
Estimate Tax Gain September 30, 2023	363,791

NOL Carry Forward Cumulative as of 6/30/2023	17,506,598
Statutory Tax Rate	21%
Deferred Tax Asset	3,676,386
Valuation	(3,676,386)
Net Deferred Tax Asset	0

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2023 and December 31, 2022, respectively.

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

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Results of Operations

	Three Months Ended
	September 30,
	2023	2022
Revenue	$-	$-

Cost of goods sold	-	2,230

Gross Profit	-	(2,230)

Operating expenses:

General and administrative	25,355	110,903
Professional fees	205,134	143,572
Depreciation and amortization	8,335	21,255
Total operating expenses	238,824	275,730

Net operating loss	(238,824)	(277,960)

Other income (expense)
Interest expense	(15,303)	(31,030)
Other income (expense)	-	1,984
Gain on disposal of fixed assets	988,375	-
Total other income (expense)	$973,072	$(29,046)

Net Income (Loss)	$734,248	$(307,006)

Other Comprehensive Income (Loss)	1,364	(1,324)

Comprehensive Income (Loss)	$735,612	$(308,330)

Operating Loss; Net Income

Our comprehensive net income increased by $1,043,942, from $(308,330) to $735,612, from the three months ended September 30, 2022 compared to the three months ended September 30, 2023. Our operating loss decreased by $39,136, from $(277,960) to $(238,824) for the same period. The increase in net income (loss) income to the same period of the prior year is primarily a result of the fact we had a one-time gain on disposal of fixed assets of $988,375 in 2023 that we did not have in 2022, which was offset by increases in general and administrative expenses and professional fees. These changes are detailed below.

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

General and Administrative Expenses

General and administrative expenses decreased by $85,548, from $110,903 for the three months ended September 30, 2022 to $25,355 for the three months ended September 30, 2023, primarily due to the payment of salary owed.

Professional Fees

Our professional fees increased by $61,562 during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Our professional fees were $205,134 for the three months ended September 30, 2023 and $143,572 for the three months ended September 30, 2022. These fees are largely related to fees paid for legal and accounting services, along with compensation to independent contractors. We expect these fees to vary quarter-to-quarter as our business and stock price fluctuate if we continue to use stock-based compensation. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization

During the three months ended September 30, 2023 we had depreciation and amortization expense of $8,335, compared to $21,255 in the three months ended September 30, 2022. Our depreciation and amortization expense primarily relates to our property and trademark acquisitions.

Interest Expense

Interest expense decreased from $(31,030) for the three months ended September 30, 2022 to $(15,303) for the three months ended September 30, 2023. Our interest expense primarily relates to notes payable from attorneys and related parties.

Gain on Disposal of Fixed Assets

During the three months ended September 30, 2023, our gain on disposal of fixed assets was $988,375 compared to $0 for the three months ended September 30, 2022. The increase during the three months ended September 30, 2023 relates to the sale of company-owned residential property near La Veta, Colorado.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Results of Operations

	Nine Months Ended
	September 30,
	2023	2022
Revenue	$-	$-

Cost of goods sold	-	2,230

Gross profit	-	(2,230)

Operating expenses:

General and administrative	267,867	423,511
Professional fees	255,307	705,622
Depreciation and amortization	55,721	85,050
Total operating expenses	578,895	1,214,183

Net operating loss	(578,895)	(1,216,413)

Other income (expense)
Interest expense	(45,689)	(96,549)
Other income (expense)	-	1,509
Gain on disposal of fixed assets	988,375	639,773
Total other income (expense)	$942,686	$544,733

Net Income (Loss)	$363,791	$(671,680)

Other Comprehensive Income (Loss)	3,984	1,553

Comprehensive Income (Loss)	$367,775	$(671,451)

Operating Loss; Net Income (Loss)

Our comprehensive net income increased by $1,039,226, from $(671,451) to $367,775 from the nine months ended September 30, 2022 compared to the nine months ended September 30, 2023. Our operating loss decreased by $637,518, from $(1,216,413) to $(578,895) for the same period. The increase in net income (loss) income to the same period of the prior year is primarily a result of the fact we had a one-time gain on disposal of fixed assets of $988,375 in 2023 that we did not have in 2022, which was offset by decreases in professional fees, depreciation and amortization, and other expenses. These changes are detailed below.

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

General and Administrative Expenses

General and administrative expenses decreased by $155,644, from $423,511 for the nine months ended September 30, 2022 to $267,867 for the nine months ended September 30, 2023, primarily due to slight increase in marketing expense.

Professional Fees

Our professional fees decreased by $450,315, from $705,622 for the nine months ended September 30, 2022 to $255,307 for the nine months ended September 30, 2023, primarily due to reduced consulting activities. These fees are largely related to fees paid for legal and accounting services, along with compensation to independent contractors, and decreased significantly primarily as a result of decreases in the value of stock-based compensation awards due to issuing shares for services during the period. We expect these fees to vary quarter-to-quarter as our business and stock price fluctuate if we continue to use stock-based compensation. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization

During the nine months ended September 30, 2023 we had depreciation and amortization expense of $55,721, compared to $85,050 in the nine months ended September 30, 2022. Our depreciation and amortization expense primarily relates to our property and trademark acquisitions.

Interest Expense

Interest expense decreased from $(96,549) for the nine months ended September 30, 2022 to $(45,689) for the nine months ended September 30, 2023. Our interest expense primarily relates to notes payable from attorneys and related parties.

Gain on Disposal of Fixed Assets

During the nine months ended September 30, 2023, our gain on disposal of fixed assets was $988,375 compared to $639,773 for the nine months ended September 30, 2022. The increase during the nine months ended September 30, 2023 relates to our sale of company-owned residential property near La Veta, Colorado.

Liquidity and Capital Resources

Introduction

During the nine months ended September 30, 2023, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of September 30, 2023 was $643,702 and our monthly cash flow burn rate was approximately $45,000. Our cash on hand was primarily proceeds from the sales of our securities and the sale of our residential property near La Veta, Colorado. We currently do not believe we will be able to satisfy our cash needs from our revenues for many years to come.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2023 and December 31, 2022, respectively, are as follows:

	September 30, 2023	December 31, 2022	Change

Cash	$643,702	$315,826	$327,876
Total Current Assets	684,123	342,075	342,048
Total Assets	1,275,838	1,633,818	(357,980)
Total Current Liabilities	654,081	1,464,022	(809,941)
Total Liabilities	654,081	1,464,022	(809,941)

Our total assets decreased by $357,980 as of September 30, 2023 as compared to December 31, 2022. The decrease in our total assets between the two periods was attributed to decreases in our property and equipment, intangible assets, ROU assets and offset by the increase in cash, prepaids and other current assets.

Our current liabilities and total liabilities decreased by $809,941, as of September 30, 2023 as compared to December 31, 2022. This decrease was primarily due to decreases in accounts payable, accrued officer compensation, notes payable- related parties, lease liability and partially offset by increase in accrued expense, accrued interest.

In order to pay our obligations in full or in part when due, we will be required to raise capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available of $643,702 and $315,826 as of September 30, 2023 and December 31, 2022, respectively. Based on our lack of revenues, our cash on hand and current monthly burn rate of approximately $45,000, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $(734,202) for the nine months ended September 30, 2023, as compared to $(632,707) for the nine months ended September 30, 2022. For the period in 2023, the net cash used in operating activities consisted primarily of our net income of $363,791, adjusted by depreciation and amortization of $55,721, debt discount amortization of $4,292, gain on disposal of fixed asset of $(988,375), estimated fair value of shares issued for services of $67,500, and imputed interest on RP loans of $16,686, and further adjusted by increases in assets related to prepaid expenses and deposits of $(14,172), and decreases in liabilities consisting of accounts payable of $42,174 and accrued expenses of $197,471. For the period in 2022, the net cash used in operating activities consisted primarily of our net loss of ($671,680), adjusted by depreciation and amortization of $85,050, debt discount amortization of $43,241, estimated fair value of shares issued for services of $591,100, imputed interest on RP loans of $24,407, and gain on disposal of fixed asset of ($639,773) and further adjusted by decreases in prepaid expenses and deposits of $21,643 and accounts payable of $(121,705), and increases in accrued expenses of $78,296.

Investments

For the nine months ended September 30, 2023, we had cash flows provided from investing activities of $1,631,073, primarily from 1,641,073 from proceeds of disposal of fixed assets, offset by $(10,000) related to purchases of property and equipment. For the nine months ended September 30, 2022, we had cash flows from investing activities $1,257,037 from proceeds from disposal of fixed assets.

Financing

Our net cash used in financing activities for the nine months ended September 30, 2023 was $(572,979), compared to cash used in financing activities of ($108,686) for the nine months ended September 30, 2022. For the period in 2023, our financing activities related to proceeds of note payable of $50,000 partially offset by repayments of notes payable-related party of $(622,979). For the period in 2022, our financing activities related to repayments on notes payable of ($74,884) and repayments of notes payable-related party of ($542,567), partially offset by proceeds from the sale of common stock of $40,000, and proceeds from notes payable of $464,978.

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

As of September 30, 2023, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2023 to the same extent they were not effective as of December 31, 2022.

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

During the three months ended September 30, 2023, we issued the following unregistered securities:

Common Stock Sales

We did not sell any shares of our common stock during the three months ended September 30, 2023.

Common Stock Issued

During the three months ended September 30, 2023, we agreed to issue an aggregate of 450,000 shares of common stock were issued. The total fair value of common stock was $67,500 based on the closing price of our common stock earned on the measurement date. The issuances were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

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

WEED, Inc.

Dated: November 14, 2023	By:	/s/ Glenn E. Martin
Glenn E. Martin
	Its:	President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer) (Principal Financial Officer)