Form 10-K
period 2023-12-31
WEED, INC.
filed 2024-04-01
CIK 1393772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Aggregate market value of the voting stock held by non-affiliates: $4,248,961 as based on last reported sales price of such stock on June 30, 2023. The voting stock held by non-affiliates on that date consisted of shares of common stock the closing stock price was $0.09.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes o     No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 29, 2024, there were 123,482,685 shares of common stock, $0.001 par value, issued and outstanding.

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

Cannabis Genomic Study

After more than 50 years of illicit, underground breeding programs, the genetic integrity of Cannabis has been significantly degraded. WEED Inc. owns and or controls over 250 cultivars from 1970 “Landrace Strains” to include Panama Red, Acapulco Gold, Red Bud Colombian, Thailand, G13, Santa Marta Gold and Afghan pure strains currently for research purposes until proper licensing can be acquired. Our subsidiary, Sangre AT, LLC (“Sangre”) plans to use a gene-based breeding program to root out inferior cultivars and replace them with fully-validated and patentable cultivars which produce consistent plant products for the medicinal and Adult use markets. We believe our unique gene-based breeding program will improve cultivars and introduce integrity, stability, and quality to the market in the following ways:

•	Accelerated and optimized growth rates; modern genomic resources will enhance traditional breeding methods

•	Generation of new cultivars, accelerating and perfecting the art of selective breeding

•	Provide the ability to assay for specific genes within the crop, which is critical to strain tracking and market quality assurance

•	Improve disease and drought resistance

We believe our gene-based breeding program will facilitate and accelerate:

•	Improved therapeutic properties

•	New therapies for migraines/chronic pain, epilepsy, cancer, PTSD, chronic head injury, and others

•

Enhanced opportunities for new drug discovery through collaborations with national and international medical research/treatment centers, bio-pharma companies including nutraceuticals and botanical companies

•

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

WEED Israel Cannabis Ltd.

Through our subsidiary, WEED Israel Cannabis, Ltd., we have had an arrangement with Professor Elka Touitou to conduct clinical trials on cannabis research and studies in Israel. Professor Touitou was the Head of the Innovative Dermal, Transdermal and Transmucosal Delivery Lab at the Institute of Drug Research, The School of Pharmacy, HUJ, now retired but still has HUJ clinical trial & independent studies/lab privileges. Professor Touitou is an internationally renowned authority in the field of drug delivery and design of new technologies for efficient administration of drugs and development of new products. As noted above with our genomic study, there is a strong possibility that we do our initial clinic trials in Israel due to a variety of factors, including the fact that Dr. Touitou is located in Israel, and the fact that Israel has certain advancements in the study of cannabis that we believe would be beneficial to our clinic trial work. We need to raise additional funds in order to conduct our planned operations in Israel.

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

Le Veta, Colorado Properties

On July 26, 2017, we acquired property located in La Veta, Colorado in order for Sangre to complete its Proposed 5-Year, $15+ million Cannabis Genomic Study. The site includes a 10,000+ sq. ft. building that will house Sangre’s genomic research facility, a 4,000+ square foot building for plant product analytics and plant product extraction, a 3,500 sq. ft. corporate office center, and 25 RV slots with full water and electric, which we plan to convert into a series of small research pods. Under the terms of the purchase agreement, we paid $525,000 down, including 25,000 shares of our common stock, and Sangre took immediate possession of the property. Under the terms of the purchase we were obligated to pay an additional $400,000 in cash and issue an additional 75,000 shares of our common stock over the next two years in order to pay the entire purchase price. On January 12, 2018, we entered into an Amendment No. 1 to the $475,000 principal amount promissory note issued by us to the seller of the property, under which both parties agreed to amend the purchase and the promissory note to allow us to payoff the note in full if we paid $100,000 in cash on or before January 15, 2018 and issued the seller 125,000 shares of common stock, restricted in accordance with Rule 144, on before January 20, 2018. Through an escrow process, we paid the seller $100,000 in cash and issued him 125,000 shares of common stock in accordance with the Amendment No. 1, in exchange for a full release of the deed of trust that was securing the promissory note, on January 17, 2018. As a result, the $475,000 principal promissory note issued to the seller is deemed paid-in-full and fully satisfied and we own the property without encumbrances. To date we have spent $354,000 renovating the property and an additional $400,000 on extraction and analytical lab equipment. Our plans to complete the property renovations, at an estimated cost of $300,000, are currently on hold pending future financing. We will need additional extraction equipment and analytical lab equipment, totaling approximately $700,000. We will need to raise additional funds in order to complete the planned renovations and pay the purchase price for the equipment.  On July 24, 2023, we sold another La Veta property for $1,800,000 and $988,375 was recorded as gain on sale.

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

As of February 2024, 39 states and the District of Columbia allow its citizens to use medical marijuana, and 21 states have legalized cannabis for adult recreational use. The state laws are in conflict with the Federal Controlled Substances Act, which makes cannabis use and possession illegal on a national level. Prior administrations (namely, President Obama) effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. The current administration (Biden administration) has not yet indicated how it might regulate the marijuana industry at the federal level, but to date there has been very little in terms of action. There is no guarantee that the Biden administration or future administrations will maintain the low-priority enforcement of federal laws in the marijuana industry that was adopted by the Obama administration. Any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to our business and our shareholders.

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

ITEM 1C – CYBERSECURITY

               The identification, detection, prevention and remediation of known or potential IT security vulnerabilities, including those arising from third-party hackers, hardware or software, is extremely costly and time consuming. Company does not have the manpower, expertise or financial resources to effectively identify, detect, prevent or remediate cybersecurity risks. No assurance or guarantee whatsoever can be given that Company will not be damaged by the exploitation of its cybersecurity vulnerabilities.

               During the year ended, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, we may not be aware of all vulnerabilities or might not accurately assess the risks of incidents, and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks.

ITEM 2 – PROPERTIES

Le Veta, Colorado Properties

On July 26, 2017, we acquired a property located in La Veta, Colorado in order for Sangre to complete its 5-Year, $15+ million Cannabis Genomic Study. The site includes a 10,000+ sq. ft. building that will house Sangre’s genomic research facility, a 4,000+ square foot building for plant product analytics and plant product extraction, a 3,500 sq. ft. corporate office center, and 25 RV slots with full water and electric, which we plan to convert into a series of small research pods. Under the terms of the purchase agreement, we paid $525,000 down, along with 25,000 shares of our common stock, and Sangre took immediate possession of the property. We were obligated to pay an additional $400,000 in cash and issue an additional 75,000 shares of our common stock over the two next years in order to pay the entire purchase price. To date we have spent $354,000 renovating the property and an additional $400,000 on extraction and analytical lab equipment. We plan to complete the property renovations at an estimated cost of $300,000, if we raise sufficient funding. We will need additional extraction equipment and analytical lab equipment, totaling approximately $700,000. During the year ended December 31, 2019, construction in progress in the amount of $499,695 was fully impaired due to the fact we may not receive funds to complete the research facility center project. There was no work performed on the facility in 2019 - 2022. We will need to raise additional funds in order to complete the planned renovations and pay the purchase price for the equipment.  On July 24, 2023, we sold another La Veta property for $1,800,000 and $988,375 was recorded as gain on sale.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTCQB-tier of OTC Markets under the symbol “BUDZ.” We were originally quoted over-the-counter on November 2009. We started being quoted on the OTCQB-tier of OTC Markets on September 13, 2018.  As of March 29, 2024, we had 123,482,685  shares of our common stock outstanding. Over-the-counter market quotations on the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions

.

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

Holders

As of December 31, 2023, there were 123,482,685 shares of our common stock outstanding held by approximately 281 holders of record and numerous shares held in brokerage accounts. As of March 29, 2024, there were 123,482,685 shares of our common stock outstanding held by 281 holders of record. Of these shares, 48,090,680 were held by non-affiliates. As of June 30, 2023, we had 47,210,680 shares held by non-affiliates. On the cover page of this filing we value the 47,210,680 shares held by non-affiliates as of June 30, 2023 at $4,248,961. These shares were valued at $0.09 per share, based on our closing share price on June 30, 2023.

As of December 31, 2023, we did not have any shares of preferred stock issued or outstanding.

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

Currently, we do not have any equity compensation plans. As a result, we did not have any options, warrants or rights outstanding under equity compensation plans as of December 31, 2023.

Recent Issuance of Unregistered Securities

None.

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

ITEM 6 – [Reserved]

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

On April 20, 2017, we entered into a Share Exchange Agreement with Sangre AT, LLC, a Wyoming limited liability company, under which we acquired all of the issued and outstanding limited liability company membership units of Sangre in exchange for Five Hundred Thousand (500,000) shares of our common stock, restricted in accordance with Rule 144. As a result of this agreement, Sangre is a wholly-owned subsidiary of WEED, Inc..

This discussion and analysis should be read in conjunction with our financial statements included as part of this Annual Report.

Results of Operations for the Years Ended December 31, 2023 and 2022

	Year Ended December 31,
	2023	2022

Revenue	$-	$-

Operating expenses:

General and administrative expenses	394,617	567,159
Professional fees	323,559	826,689
Depreciation and amortization	52,392	111,426
Total operating expenses	770,658	1,505,274

Net operating loss	(770,568)	(1,505,274)

Other income (expense)

Interest expense	(45,374)	(117,124)
Other expense	(203,010)	(719)
Impairment of goodwill and inventory	-	(544,761)
Gain on disposal of fixed asset	988,375	639,733
Total other income (expense)	739,991	(22,831)

Net loss before income tax	(30,577)	(1,528,105)
Income tax expense	(980)	-
Net loss	(31,557)	(1,528,105)
Other comprehensive income (loss)	5,576	(777)

Comprehensive loss	$(25,981)	$(1,528,882)

Operating Loss; Net Loss

Our comprehensive net loss decreased by $1,502,901, from ($1,528,882) to ($25,981), from the year ended 2022 compared to 2023. Our operating loss decreased by $724,452, from ($1,505,274) to ($780,822) for the same period. The decrease in operating loss is primarily a result of the fact we had a one-time gain on disposal of fixed assets of $988,375 in 2023 that we did not have in 2022, as well as decreases in general and administrative expenses and professional fees. These changes are detailed below.

Revenue

We have not had any revenues since our inception.. Once we have sufficient funding, we plan to research and possibly enter the hemp and infused beverage industry through our newly acquired property in New York, and conduct Sangre’s Cannabis Genomic Study and process those result. In the long-term we plan to be a company focused on purchasing land and building commercial grade “Cultivation Centers” to consult, assist, manage & lease to licensed dispensary owners and organic grow operators on a contract basis, with a concentration on the legal and medical marijuana (Cannabis) sector. Our long-term plan is to become a True “Seed-to-Sale” company providing infrastructure, financial solutions and real estate options in this new emerging market, worldwide. We plan to make our brand global and therefore we will look for opportunities to conduct future research, marketing, import and exporting, and manufacturing of any proprietary products on an international level.

General and Administrative Expenses

General and administrative expenses decreased by $172,542, from $567,159 for the year ended December 31, 2022 to $394,617 for the year ended December 31, 2023, primarily due to decreases in our consulting services and salary.

Professional Fees

Our professional fees decreased by 503,130 during the year ended December 31, 2023 compared to the year ended December 31, 2022. Our professional fees were $323,559 for the year ended December 31, 2023 and $826,689 for the year ended December 31, 2022. These fees are largely related to fees paid for legal and accounting services, along with compensation to independent contractors. We expect these fees to vary quarter-to-quarter as our business and stock price fluctuate if we continue to use stock-based compensation. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization

During the year ended December 31, 2023, we had depreciation and amortization of $52,392, compared to $111,426 in the year ended December 31, 2022. The depreciation and amortization expense primarily relates to our properties and trademark acquisitions.

Interest Expense

Interest expense decreased to ($45,374) from ($117,124) for the year ended December 31, 2023 compared to the same period in 2022. Our interest expense primarily relates to notes payable from attorneys and related parties.

Gain on Disposal of Fixed Assets

During the year ended December 31, 2023, we had gain disposal of fixed assets of $988,375, compared to $639,773 in the year ended December 31, 2021. The gain on disposal of fixed assets in 2022 was related to the sale of a company property in Cucharus, Colorado. The gain on disposal of fixed assets in 2023 relates to the sale of company-owned residential property near La Veta, Colorado.

Other Expense

During 2023, we had other expense of ($203,010) compared to other expense of ($719) in 2022. The increase in other expense in 2023 was primarily related to purchase a laboratory but the deal fell through.

Liquidity and Capital Resources

Introduction

During the years ended December 31, 2023 and 2022, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of December 31, 2023 was $290,409 and our monthly cash flow burn rate was approximately $45,000. Our cash on hand was primarily proceeds from the sale f our securities and the sale of our residential property near La Veta, Colorado. We currently do not believe we will be able to satisfy our cash needs from our revenues for many years to come.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2023 and 2022, respectively, are as follows:

	December 31, 2023	December 31, 2022	Change

Cash	$290,409	$315,826	$(25,417)
Total Current Assets	319,886	342,075	(22,189)
Total Assets	904,062	1,633,818	(729,756)
Total Current Liabilities	648,753	1,464,022	(815,269)
Total Liabilities	$648,753	$1,464,022	(815,269)

Our total assets decreased by $729,756 as of December 31, 2023 as compared to December 31, 2022. The decrease in our total assets between the two periods was attributed to decreases in our cash, prepaids, property and equipment, intangible assets, ROU assets and partially offset by the increase in other current assets.

Our current liabilities and total liabilities decreased by $815,269, as of December 31, 2023 as compared to December 31, 2022. This decrease was primarily due to decreases in accounts payable, accrued officer compensation, accrued interest, notes payable- related parties, lease liability and partially offset by increase in accrued expense, asset retirement obligation.

In order to repay our obligations in full or in part when due, we will be required to raise capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available of $290,409 and $315,826 as of December 31, 2023 and December 31, 2022, respectively. Based on our lack of revenue, our cash on hand and current monthly burn rate of approximately $45,000, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $(1,074,087) for the year ended December 31, 2023, as compared to $(812,975) for the year ended December 31, 2022. For the period in 2023, the net cash used in operating activities consisted primarily of our net loss of $(31,557), adjusted by depreciation and amortization of $52,392, debt discount amortization of $14,545, gain on disposal of fixed asset of $(988,375), estimated fair value of shares issued for services of $90,000, and imputed interest on RP loans of $21,494, and further adjusted by increases in assets related to prepaid expenses and deposits of $(3,228), and decreases in liabilities consisting of accounts payable of $6,214 and accrued expenses of $223,144. For the period in 2022, the net cash used in operating activities consisted primarily of our net loss of ($1,528,105), adjusted by depreciation and amortization of $111,426, debt discount amortization of $27,845, estimated fair value of shares issued for services of $613,600, imputed interest on RP loans of $31,722, and gain on disposal of fixed asset of ($639,773) and further adjusted by decreases in prepaid expenses and deposits of $4,457 and accounts payable of $(56,079), and increases in accrued expenses of $86,085.

Investments

For the year ended December 31, 2023, we had cash flows provided by investing activities of $1,631,073, primarily from $1,641,073 in proceeds from disposal of fixed assets, offset by $(10,000) related to purchase of property and equipment. For the year ended December 31, 2022, we had cash flows from investing activities of $1,257,037 from proceeds from disposal of fixed assets.

Financing

Our net cash used in financing activities for the year ended December 31, 2023 was ($587,979), compared to $(148,667) for the year ended December 31, 2022. For the period in 2023, our financing activities related to proceeds from notes payable of $50,000, offset by repayments of notes payable-related party of $637,979. For the period in 2022, our financing activities related to repayments on notes payable of ($585,721) and repayments of notes payable-related party of ($106,946), partially offset by proceeds from the sale of common stock of $40,000, and proceeds from notes payable of $504,000.

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

Name	Age	Position(s)

Glenn E. Martin	70	President, Chief Executive Officer, Chief Financial Officer and a Director

Nicole M. Breen	47	Secretary, Treasurer and a Director

Glenn E. Martin was appointed as our President, Chief Executive Officer and Chief Financial Officer on September 30, 2014. Mr. Martin has been a Director since January 1, 2005. Mr. Martin was our President from 2005 until 2012. Between July 2012 and September 2014, there was a dispute with our Board of Directors and Mr. Martin remained on the Board of Directors but was no longer our Chief Executive Officer or Chief Financial Officer. During this time he was still involved with our company and was reinstated to those positions in September 2014. Prior to joining United Mines, Mr. Martin has served in an executive capacity with several different companies. From 1988 through the fall of 1992, Mr. Martin was Executive Director of World Trade Center, Tucson, a subsidiary of the former Twin Towers in New York City. In this position he oversaw the day to day operation, including projects, programs, and seminars for the U.S. Dept. of Commerce associate office in the W.T.C., Tucson promoting D.O.C. programs, servicing clients for both the D.O.C. and Small Business administration. During his tenure with World Trade Center he served as speaker for international trade seminars and the AIESEC (U.S) National Leadership Seminars. Member; Hong Kong Trade Association 1988 to present. Member; Society of Mining, Metallurgy & Exploration (2008) Guest speaker at Inaugural HKBAH Annual Event in May 2010 & member of Hong Kong Business Association of Hawaii (2010).

              During our fiscal years ended December 31, 2023 and December 31, 2022, Mr. Martin received $280,000 and $0, respectively, in cash compensation for his services. As of December 31, 2023, we owe Mr. Martin $184,000 in cash compensation for his services. Mr. Martin did not receive shares of our common stock as compensation for the years ended December 31, 2023 and December 31, 2022. As of March 29, 2024, Mr. Martin owned, beneficially-owned, or controlled an aggregate of 55,841,078 shares of our common stock. Mr. Martin has not sold any shares of his stock since inception in January 2005.

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

During our fiscal years ended December 31, 2023 and December 31, 2022, Ms. Breen received $147,750 and $105,000, respectively, in cash compensation for her services. As of December 31, 2023, Ms. Breen owes $1,500 in cash compensation for her services. As of March 29, 2024, Ms. Breen owned, beneficially-owned, or controlled an aggregate of 19,631,593 shares of our common stock.

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

Committees

All proceedings of the board of directors for the year ended December 31, 2023 were conducted by resolutions consented to in writing by the board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

Nomination Procedures For Appointment of Directors

As of December 31, 2023, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

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

During the fiscal year ended December 31, 2023, to the Company’s knowledge, the following delinquencies occurred:

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

ITEM 11 – EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2023;

(b)

each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2023who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2023,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2023, 2022 and 2021, are set out in the following summary compensation table:

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last three fiscal years:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Glenn E. Martin President, CEO, CFO(1)	2023 2022 2021	96,000(2) 96,000(2) 96,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	96,000(2) 96,000(2) 96,000

Nicole M. Breen, Secretary and Treasurer(3)	2023 2022 2021	78,000(4) 78,000(4) 78,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	78,000(4) 78,000(4) 78,000

(1)	Mr. Martin was appointed President, Chief Executive Officer, and Chief Financial Officer on September 30, 2014.

(2)	All $96,000 owed to Mr. Martin was accrued in 2021 and 2022.

(3)	Ms. Breen was appointed Secretary and Treasurer on September 30, 2014.

(4)	Ms. Breen was paid $105,000 in 2022, covering her 2022 salary and certain past accrued salary.

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

The following table sets forth director compensation for 2023:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Glenn E. Martin	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Nicole M. Breen	-0-	-0-	-0-	-0-	-0-	-0-	-0-

No director received compensation for the fiscal years December 31, 2023 and December 31, 2022. We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2023:

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

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve-month period ended December 31, 2023.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 29, 2024, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock

Title of Class	Name and Address of Beneficial Owner (2)	Nature of Beneficial Ownership	Amount		Percent of Class (1)

Common Stock	Glenn E. Martin (3)	President, CEO, CFO, and Director	55,760,412	(4)	45.2%

Common Stock	Nicole M. Breen (3)	Secretary, Treasurer, and Director	19,631,593	(4)	15.9%

Common Stock	All Officers and Directors as a Group (2 people)		75,392,005	(4)(5)	61%

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

Corporate Governance

As of December 31, 2023, our Board of Directors consisted of Glenn E. Martin and Nicole M. Breen. As of December 31, 2022, we did not have any directors that qualified as “independent directors” as the term is used in NASDAQ rule 5605(a)(2).

Our current Board of Directors consists of Glenn E. Martin and Nicole M. Breen as our only directors.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2023 and December 31, 2022 for professional services rendered by M&K CPAS, PLLC, for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Audit Fees and Audit Related Fees	$43,000	$39,250
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$43,000	$39,250

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

WEED, Inc.

Dated: April 1, 2024		/s/ Glenn E. Martin
	By:	Glenn E. Martin
	Its:	Chief Executive Officer (Principal Executive Officer), President, and Chief Financial Officer (Principal Financial Officer)

Dated: April 1, 2024		/s/ Nicole M. Breen
	By:	Nicole M. Breen
	Its:	Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 1, 2024		/s/ Glenn E. Martin
	By:	Glenn E. Martin, Director

Dated: April 1, 2024		/s/ Nicole M. Breen
	By:	Nicole M. Breen, Director

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary Data

Not applicable

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of WEED, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of WEED, Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two- year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its consolidated operations and its cash flows for each of the years in the two- year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

The Woodlands, Texas

April 1, 2024

WEED, INC.

CONSOLIDATED  BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS

CURRENT ASSETS:
Cash	$290,409	$315,826
Prepaid expenses	24,622	24,626
Other current asset	4,855	1,623

TOTAL CURRENT ASSETS	319,886	342,075

Land	258,319	372,069
Building	218,681	1,109,931
Computers & equipment	147,771	137,772

	624,771	1,619,772

Less: Accumulated depreciation	(108,431)	(410,942)

Property and equipment, net	516,340	1,208,830

Grower License	667	667
Trademark	50,000	50,000
	50,667	50,667
Less: Accumulated amortization	(14,484)	(11,884)

Intangible assets, net	36,183	38,783

ROU asset	31,653	44,130

TOTAL ASSETS	$904,062	$1,633,818

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$183,565	$189,779
Accrued expense	64,778	42,206
Accrued officer compensation	182,500	434,750
Accrued interest	13,000	42,266
Notes payable, related parties	133,073	706,507
Notes payable - in default	3,661	3,661
Asset retirement obligation	35,800	-
Lease liability	31,653	44,130
Due to officer	723	723

TOTAL CURRENT LIABILITIES	648,753	1,464,022

TOTAL LIABILITIES	648,753	1,464,022

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 200,000,000 authorized, 123,482,685 and 123,482,685 issued and outstanding, respectively	123,483	123,483
Additional paid-in capital	83,818,351	83,796,857
Subscription payable	701,250	611,250
Accumulated deficit	(84,392,563)	(84,361,006)
Accumulated other comprehensive loss:
Foreign currency translation	(4,788)	(788)

TOTAL STOCKHOLDERS’ EQUITY	255,309	169,796

TOTAL LIABILITIES & STOCKERHOLDERS’ EQUITY	$904,062	$1,633,818

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years
	Ended December 31,
	2023	2022
REVENUE	$-	$-

COST OF GOOD SOLD	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
General and administrative expenses	394,617	567,159
Professional fees	323,559	826,689
Depreciation & amortization	52,392	111,426

Total operating expenses	770,568	1,505,274

NET OPERATING LOSS	(770,568)	(1,505,274)

OTHER INCOME (EXPENSE)
Interest expense	(45,374)	(117,124)
Other expense	(203,010)	(719)
Impairment of goodwill and inventory	-	(544,761)
Gain on disposal of fixed assets	988,375	639,773

TOTAL OTHER INCOME (EXPENSE)	739,991	(22,831)

NET LOSS BEFORE INCOME TAX	(30,577)	(1,528,105)

INCOME TAX EXPENSE	980	-

NET LOSS	(31,557)	(1,528,105)

OTHER COMPREHENSIVE INCOME (LOSS)	5,576	(777)

COMPREHENSIVE LOSS	$(25,981)	$(1,528,882)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

Outstanding - basic and fully diluted	123,709,123	122,076,877

Net loss per share - basic and fully diluted	$(0.0003)	$(0.013)

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years ended December 31, 2023 and 2022

	Common Stock		Additional Paid-In	Subscriptions	Accumulated	Other	Total Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Comprehensive	Equity
Balance, December 31, 2021	119,222,685	$119,223	$82,976,493	$356,250	(82,832,901)	(1,565)	$617,500
Common stock sold for cash	300,000	300	39,700	-	-	-	40,000
Common stock issued for services	2,960,000	2,960	555,640	255,000	-	-	813,600
Stock issuance for acquisition of Hempriical Genetics	1,000,000	1,000	193,302	-	-	-	194,302
Imputed Interest on RP Loans	-	-	31,722	-	-	-	31,722
Net loss	-	-	-	-	(1,528,105)	-	(1,528,105)
Other comprehensive income, net	-	-	-	-	-	(777)	777
Balance, December 31, 2022	123,482,685	$123,483	$83,796,857	$611,250	(84,361,006)	(788)	$169,796
Common stock sold for cash	-	-	-	-	-	-	-
Common stock issued for services	-	-	-	90,000	-	-	90,000
Imputed Interest on RP Loans		-	21,494	-	-	-	21,494
Net loss	-	-	-	-	(31,557)	-	(31,557)
Other comprehensive income, net	-	-	-	-	-	5,576	5,576
Balance, December 31, 2023	123,482,685	$123,483	$83,818,351	$701,250	(84,392,563)	4,788	$255,309

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years ended December 31, 2023 and 2022

	For the Year
	Ended
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(31,557)	$(1,528,105)
Adjustments to reconcile to net loss to net cash used in operating activities:
Depreciation and amortization	52,392	111,426
Debt discount amortization	14,546	27,845
Gain on disposal of fixed asset	(988,375)	(639,773)
Impairment of goodwill and inventory	-	544,761
Imputed Interest on RP loans	21,494	31,722
90,000 613,600 Estimated fair value of shares issued for services	90,000	613,600
Decrease (increase) in assets
Prepaid expenses and deposits	(3,228)	(4,457)
Increase (decrease) in liabilities
Accounts Payable	(6,214)	(56,079)
Accrued expenses	(223,144)	86,085

NET CASH USED IN OPERATING ACTIVITIES	(1,074,087)	(812,975)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(10,000)	-
Proceeds from disposal of fixed asset	1,641,073	1,257,037

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,631,073	1,257,037

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the sale of common stock	-	40,000
Proceeds from notes payable - related party	50,000	504,000
Repayments on notes payable - related party	(637,979)	(585,721)
Repayments on notes payable	-	(106,946)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(587,979)	(148,667)

NET CHANGE IN CASH	(30,993)	295,395

EFFECT OF EXCHANGE RATE ON CASH	5,576	(777)

CASH, BEGINNING OF PERIOD	315,826	19,654

CASH, END OF PERIOD	$290,409	$315,826

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the years ended December 31:

Income taxes	$980	$-
Interest paid	$31,622	$-

Non-cash investing and financing activities:

Acquisition of Hemprical Genetics with common stock and note payable	$-	$603,284

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

Basis of Presentation:

The accompanying consolidated balance sheet at December 31, 2023, has been derived from audited consolidated financial statements and the audited condensed consolidated financial statements as of December 31, 2023 and 2022 ( the “financial statements”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related footnotes. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Interim result are not necessarily indicative of results for a full year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which are wholly owned subsidiaries of WEED, Inc.:

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

(2) Sangre AT, LLC is doing business as Sangre AgroTech.

(3) Hempirical Genetics, LLC is a wholly-owned subsidiary of WEED, Inc.

The consolidated financial statements herein contain the operations of the wholly-owned subsidiary listed above. All significant inter-company transactions have been eliminated in the preparation of these financial statements. The parent company, WEED, Inc., and subsidiaries will be collectively referred to herein as the “Company”, or “WEED”. The Company's headquarters are located in Tucson, Arizona and its operations are primarily within the United States, with minimal operations in Australia.

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

Revenue Recognition

The Company is using the revenue recognition standard ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, and using the cumulative effect (modified retrospective) approach. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings at the date of initial application. No cumulative-effect adjustment in retained earnings was recorded as the Company’s has no historical revenue. The impact of the adoption of the new standard was not material to the Company’s consolidated financial statements. The Company did not earn revenue during the periods ended December 31, 2023 and 2022.  When the Company earns revenue, it will be recognized in accordance with FASB ASC 606 – Revenue from Contracts with Customers.

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

Note 1 – Nature of Business and Significant Accounting Policies (continued)

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. These expenses were $2,911 and $14,491 for years ended December 31, 2023 and 2022.

Asset Retirement Obligations

The Company acquired a gas well on February 23, 2023, with a cost of $41,400. We are required to record a liability for the present value of our asset retirement obligation (“ARO”) to plug and abandon inactive non-producing wells, facilities, and equipment, and to restore the land at the end of oil production operations. As a result, we accrued the full value of the cost amounting to $35,800 for plug and abandon non-operating well on December 31, 2023.

Foreign Currency Transactions

Expenses are translated at the exchange rates in effect at the date of the transaction. Foreign currency denominated payables are translated at the rates of exchange at the balance sheet date. The resulting transaction gains and losses are recorded in the statement of income in the period incurred.

Assets and liabilities of those operations are translated at exchange rates in effect at the balance sheet date. Income and expenses are translated using the exchange rates on the transaction date for the reporting period. Translation adjustments, if any, are reported as a separate component of accumulated other comprehensive income. Transaction gain (loss) on foreign currency exchange rate was $5,576 and ($777) for the years ended December 31, 2023 and 2022. For all significant foreign operations, the functional currency is the local currency.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $84,392,563 and negative working capital of $328,867 at December 31, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new products and services to begin generating revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party

Notes Payable

From time to time, the Company has received short term loans from officers and directors as disclosed in Note 7 below. The Company has a total of $133,073 and $706,507 of note payable on the consolidated balance sheet as of December 31, 2023 and December 31, 2022, respectively.  From January 2022 to March 31, 2022, the Company received $4,000 and $500,000 loans from Nicole Breen and Glenn Martin, respectively. The $500,000 loan from Glenn Martin replaced the $300,000 loan. On May 2, 2022, the Company acquired the Hempirical Genetics, LLC from Jeffrey Miller, and then Jeffrey Miller became the executive officer of WEED, Inc. Based on the agreement, the Company owed Jeffrey Miller $145,000 as of December 31, 2023. On July 1, 2022, Patrick Brodnik signed executive employee agreement with the Company, and become one of the related parties since that. On various dates during the third quarter 2022, the Company received advance of $3,787 from Patrick Brodnik at no interest. From January 2023 to March 31, 2023, the Company paid off the remaining balance of the loan from Nicole Breen that originally was $37,500. From April 2023 to June 30, 2023, the Company received $50,000 from Nicole Breen. From July 2023 to September 30, 2023, the company paid off Glenn Marten’s loan of $500,000 and Nicole Breen’s loan of $50,000.

Services

Nicole M. Breen receives $1,500 a week in cash compensation for her services rendered to the Company.

Glenn E. Martin receives $8,000 a month in cash compensation for his services rendered to the Company.

Accrued Compensation

A total of $182,500 and $434,750 of officer compensation was unpaid and outstanding at December 31, 2023 and 2022, respectively.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2023 and 2022, respectively:

Fair Value Measurements at December 31, 2022

	Level 1	Level 2	Level 3
Assets
Cash	$315,826	$-	$-
Intangible assets, net	$-	$38,783	$-
Total assets	$315,826	$38,783	$-
Liabilities
Notes payable, related parties	-	$706,507	-
Notes payable	$-	$3,661	$-
Total liabilities	$-	$710,168	$-

Fair Value Measurements at December 31, 2023

	Level 1	Level 2	Level 3
Assets
Cash	$290,409	$-	$-
Intangible assets, net	$-	$36,183	$-
Total assets	$290,409	$36,183	$-
Liabilities
Notes payable, related parties	-	$133,073	-
Notes payable	$-	$3,661	$-
Total liabilities	$-	$136,734	$-

The fair values of our related party debts are deemed to approximate book value and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the year ended December 31, 2023 and 2022.

Note 5 – Property and Equipment

Property and equipment consist of the following at December 31, 2023 and December 31, 2022, respectively:

	December 31,	December 31,
	2023	2022
Office equipment	8,667	8,667
Furniture & Fixtures	5,479	5,479
Lab equipment	133,626	123,626
Land	258,319	372,069
Property	218,680	1,109,931
Property and equipment, gross	624,771	1,619,772
Less accumulated depreciation	(108,431)	(410,942)
Property and equipment, net	$516,340	$1,208,830

On May 12, 2022, the Company sold a La Veta property for $1,333,300 and $639,773 was record as gain on the sale.

On July 24, 2023, the Company sold another La Veta property for $1,800,000 and $988,375 was record as gain on sale.

Depreciation expense totaled $49,791 and $106,122 for the years ended December 31, 2023 and 2022, respectively.

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

On December 31, 2023, Intangibles consists of the following:

	December 31, 2023	December 31, 2022
Trademark	50,000	50,000
Grower License	667	667
Less: Accumulated amortization	(14,484)	(11,884)
Total other intangibles, Net	36,183	38,783
Goodwill, Net	-0-	-0-
-Total Intangibles, Net	36,183	38,783

Amortization expense totaled $2,600 and $2,460 for the years ended December 31, 2023 and 2022, respectively.

Note 7 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at December 31, 2023 and December 31, 2022, respectively:

	December 31, 2023	December 31, 2022

On April 12, 2010, the Company received an unsecured, non-interest-bearing loan in the amount of $2,000, due on demand from Robert Leitzman. Interest is being imputed at the Company’s estimated borrowing rate, or 10% per annum. The largest aggregate amount outstanding was $2,000 during the periods ended December 31, 2019 and December 31, 2018. Mr. Leitzman owns less than 1% of the Company’s common stock, however, the Mr. Leitzman is deemed to be a related party given the non-interest-bearing nature of the loan and the materiality of the debt at the time of origination.	$2,000	2,000

Over various dates in 2011 and 2012, the Company received unsecured loans in the aggregate amount of $10,000, due on demand, bearing interest at 10%, from Sandra Orman. The largest aggregate amount outstanding was $10,000 during the periods ended December 31, 2019 and December 31, 2018. Mrs. Orman owns less than 1% of the Company’s common stock, however, Mrs. Orman is deemed to be a related party given the nature of the loan and the materiality of the debt at the time of origination.	$10,000	10,000

Over various dates from April 2019 to March 2022, the company received a net amount of $356,700 of advances, bearing interest at 5%, from Nicole Breen. On October 28, 2019, the company’s vehicles valued at $93,000 were used as a repayment. The remaining amount has been paid during the years from 2019 to 2022, which arrived at $27,979 as of December 31, 2022. In 2023, the remaining balance has been fully paid off.	$-0-	27,979

On May 31, 2023, the company received $50,000 of advances, bearing interest at 5%, from Nicole Breen. Such amount has been fully paid off in August 2023 through cash transfer.	-0-	-0-

On March 1, 2022, the company received an unsecured loan in the amount of $500,000, bearing interest at 9.25%, from Glenn Martin. This note has been fully paid off on July 28, 2023, with incurred interest.	-0-	500,000

On May 2, 2022, the company acquired Hempirical Genetics, LLC with a note payable of $250,000 to the executive officer Jeffrey Miller with no interest. Payments of $60,000 and $45,000 were made toward the note in 2023 and 2022, respectively.	145,000	205,000

Notes payable, related parties	$157,000	$744,979

Less: Loan fee, net of debt discount	23,927	38,472
Notes payable, related parties	$133,073	706,507

The Company recorded interest expense in the amount of $45,274, and $117,124 for the years ended December 31, 2023 and 2022, respectively, including imputed interest expense in the amount of $21,494 and $31,722 during such periods related to notes payable, related parties.

Note 8 – Notes Payable

Note payable consist of the following at December 31, 2023 and December 31, 2022, respectively:

	December 31, 2023	December 31, 2022

On various dates, the Company received advances from consultant, Patrick Brodnik, with 0% interest in 2022.	$3,661	3,661

	$3,661	$3,661

The Company recognized interest expense of $0 and $697 related to the note payables for the years ended December 31, 2023 and 2022, respectively.

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

The rate implicit in lease is not readily determinable, and we therefore use incremental borrowing rate to determine the present value of the lease payments. The incremental borrowing rate used to determine the initial value of right-of-use (“ROU”) assets and lease liabilities during the period ended December 31, 2023, was 5.0%.

In May, 2022, we entered into a lease agreement of a hemp drying facility in Huachuca City, Arizona for $1,200 per month. The lease term began May 2, 2022 and ends May 2, 2026. As of December 31, 2023, we had lease liability of $31,653, and ROU assets of $31,653.

Legal Proceedings

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

Note 10 – Business Combination

On May 02, 2022, Weed acquired 100% of the interest in Hempirical Genetics LLC. The consideration was paid in a total of 2,000,000 shares of its common stock, cash to the seller and promissory note to Hempirical’s owner. The total consideration paid to acquire Hempirical Genetics LLC amounted $603,284. A total of 1,000,000 shares of common stocks at $0.201 per share market value were issued in May, and the other 1,000,000 shares of common stocks of $193,302 fair value will be issued one year after the closing date, which is May 2, 2023. As of June 30, 2022, WEED has paid a cash of $10,000 to the Hempirical, and will pay $5,000 each month starting from July 2022 until paying off the note payable to Hempirical of $240,000 present value. As of December 31, 2023, the note payable balance is $145,000.

Based on the qualified valuation report, the consideration is valued as follows:

Valuation Date: 5/2/2022	At Closing	Forward Agreement	Cash

Consideration Shares (Common)	1,000,000	1,000,000	$250,000
Consideration Cash
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

Common Stock Payable

As of December 31, 2023, the Company has 2,072,000 shares valued at $701,250 are owed for the stock payable.

2023 Common Stock Activity

Common Stock Sales (2023)

No stocks were issued during the year ended December 31, 2023.

Common Stock Issued for Services (2023)

During the year ended December 31, 2023, 600,000 shares of common stocks valued at $90,000 were not issued for the services, and such amount has been included in subscriptions payable.

Common Stock Cancellations

No common stocks were cancelled during the year ended December 31, 2023.

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

Note 12 – Common Stock Warrants and Options

2023 Common Stock Warrant Activity

Common Stock Warrants Granted (2023)

No common stock warrants were granted during the year ended December 31, 2023.

Warrants Exercised (2023)

No warrants were exercised during the year ended December 31, 2023.

2022 Common Stock Warrant Activity

Common Stock Warrants Granted (2022)

No common stock warrants were granted during the year ended December 31, 2022.

Warrants Exercised (2022)

No warrants were exercised during the year ended December 31, 2022.

The stock option will expire on the tenth anniversary of the granted date, which is February 1, 2028. As of December 31, 2023, the stock option will expire in 49 months.

A summary of the Company’s stock option activity and related information is as follows:

	For the year Ended December 31, 2022
	Number of	Average
	Shares	Price
Outstanding at the beginning of period	$6,000,000	$10.55
Granted	-	-
Exercised/Expired/Cancelled	-	-
Outstanding at the end of period	6,000,000	$10.55
Exercisable at the end of period	6,000,000	$10.55

	For the year Ended December 31, 2023
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

For the year ended December 31, 2023 and 2022, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2023 and December 31, 2022, the Company had approximately $30,577 of loss and $1,528,105 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company’s deferred tax assets are as follows:

December 31, 2023
Deferred tax assets:
Net operating loss carry forward as of 12/31/2022	17,870,389
Estimate Tax Loss December 31, 2023	30,577

NOL Carry Forward Cumulative as of 12/31/2023	17,900,966
Statutory Tax Rate	21%
Deferred Tax Asset	3,759,203
Valuation	(3,759,203)
Net Deferred Tax Asset	0

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2023 and December 31, 2022, respectively.

Note 14 – Subsequent Events

We have evaluated subsequent events through the filing date of this Form 10-Q and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosures in the notes thereto.

