Form 10-Q
period 2024-06-30
WEED, INC.
filed 2024-08-14
CIK 1393772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 14, 2024, there were 123,482,685 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1 Consolidated Financial Statements

The consolidated balance sheets as of June 30, 2024, (unaudited) and December 31, 2023, the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023, the consolidated statement of changes in stockholders’ equity (deficit) for the three and six months ended June 30, 2024 and 2023, and the consolidated statements of cash flows for the three and six months ending June 30, 2024 and 2023, follow. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

4

WEED, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

WEED, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS

CURRENT ASSETS:
Cash	$15,171	$290,409
Prepaid expenses	17,635	24,622
Other current asset	4,133	4,855

TOTAL CURRENT ASSETS	36,939	319,886

Land	258,319	258,319
Building	218,681	218,681
Computers & Equipment	147,771	147,771
Property and equipment, gross	624,771	624,771

Less: Accumulated depreciation	(118,474)	(108,431)

Property and equipment, net	506,297	516,340

Grower License	667	667
Trademark	50,000	50,000
Intangible assets, gross	50,667	50,667
Less: Accumulated amortization	(15,784)	(14,484)

Intangible assets, net	34,883	36,183

ROU asset	25,177	31,653

TOTAL ASSETS	$603,296	$904,062

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$176,776	$183,565
Accrued expense	77,344	64,778
Accrued officer compensation	139,500	182,500
Accrued interest	13,598	13,000
Notes payable, related parties	123,200	133,073
Notes payable - in default	3,661	3,661
Asset retirement obligation	35,800	35,800
Lease liability	25,177	31,653
Due to officer	723	723

TOTAL CURRENT LIABILITIES	595,779	648,753

TOTAL LIABILITIES	595,779	648,753

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 200,000,000 authorized, 123,482,685 and 123,482,685 issued and outstanding, respectively	125,433	123,483
Additional paid-in capital	84,166,001	83,818,351
Subscription payable	386,250	701,250
Accumulated deficit	(84,674,168)	(84,392,563)
Accumulated other comprehensive loss:
Foreign currency translation	4,001	4,788

TOTAL STOCKHOLDERS’ EQUITY	7,517	255,309

TOTAL LIABILITIES & STOCKERHOLDERS’ EQUITY	$603,296	$904,062

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	85,296	108,730	221,861	242,512
Professional fees	51,474	24,077	76,677	50,173
Depreciation & amortization	8,185	23,356	16,470	47,386

Total operating expenses	144,955	156,163	315,008	340,071

NET OPERATING LOSS	(144,955)	(156,163)	(315,008)	(340,071)

OTHER INCOME (EXPENSE)
Interest expense	(599)	(17,280)	(1,198)	(30,386)
Other income (expense)	35,000	-	35,000	-
TOTAL OTHER EXPENSE, NET	34,401	-	33,802	-

INCOME TAX EXPENSE	399	-	399	-

NET INCOME (LOSS)	(110,953)	(173,443)	(281,605)	(370,458)

OTHER COMPREHENSIVE INCOME (LOSS)	(804)	2,733	(787)	2,620

COMPREHENSIVE LOSS	$(111,757)	$(170,710)	$(281,992)	$(367,838)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

Outstanding - basic and fully diluted	126,270,894	123,482,685	125,176,789	123,482,685

Net loss per share - basic and fully diluted	$(0.001)	$(0.001)	$(0.002)	$(0.003)

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Six Months ended June 30, 2024
(Unaudited)

			Additional				Total
	Common Stock		Paid-In	Subscriptions	Accumulated	Other	Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Comprehensive	Equity

Balance, December 31, 2022	123,482,685	$123,483	$83,796,857	$611,250	(84,361,006)	(788)	$169,796
Common stock sold for cash	-	-	-	-	-	-	-
Common stock issued for services	-	-	-	22,500	-	-	22,500
Imputed Interest on RP Loans	-	-	5,942	-	-	-	5,942
Net loss	-	-	-	-	(197,014)	-	(197,014)
Other comprehensive income, net	-	-	-	-	-	(113)	(113)
Balance, March 31, 2023	123,482,685	$123,483	$83,802,799	$633,750	(84,558,020)	(901)	$1,111
Common stock sold for cash	-	-	-	-	-	-	-
Common stock issued for services	-	-	-	22,500	-	-	22,500
Imputed Interest on RP Loans	-	-	10,444	-	-	-	10,444
Net loss	-	-	-	-	(197,014)	-	(197,014)
Other comprehensive income, net	-	-	-	-	-	(113)	(113)
Balance, June 30, 2023	123,482,685	$123,483	$83,813,243	$656,250	(84,731,463)	1,832	$(136,655)
Common stock sold for cash	-	-	-	-	-	-	-
Common stock issued for services	-	-	-	22,500	-	-	22,500
Imputed Interest on RP Loans	-	-	300	-	-	-	300
Net loss	-	-	-	-	734,248	-	734,248
Other comprehensive income, net	-	-	-	-	-	1,364	1,364
Balance, September 30, 2023	123,482,685	$123,483	$83,813,543	$678,750	(83,997,215)	3,196	$621,757
Common stock sold for cash	-	-	-	-	-	-	-
Common stock issued for services	-	-	-	22,500	-	-	22,500
Imputed Interest on RP Loans	-	-	4,808	-	-	-	4,808
Net loss	-	-	-	-	(395,348)	-	(395,348)
Other comprehensive income, net	-	-	-	-	-	1,592	1,592
Balance, December 31, 2023	123,482,685	$123,483	$83,818,483	$701,250	(84,392,563)	4,788	$255,309
Common stock sold for cash	-	-	-	-	-	-	-
Common stock issued for services	-	-	-	22,500	-	-	22,500
Imputed Interest on RP Loans	-	-	300	-	-	-	300
Net loss	-	-	-	-	(170,652)	-	(170,652)
Other comprehensive income, net	-	-	-	-	-	17	17
Balance, March 31, 2024	123,482,685	$123,483	$83,818,651	$723,750	(84,563,215)	4,805	$107,474
Common stock sold for cash	-	-	-	-	-	-	-
Common stock issued for services	1,950,000	1,950	347,050	(337,500)	-	-	11,500
Imputed Interest on RP Loans	-	-	300	-	-	-	300
Net loss	-	-	-	-	(110,953)	-	(110,953)
Other comprehensive income, net	-	-	-	-	-	(804)	(804)
Balance, June 30, 2024	123,482,685	$125,433	$84,166,001	$386,250	(84,674,168)	4,001	$7,517

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six
	Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(281,605)	$(370,458)
Adjustments to reconcile to net loss to net cash used in operating activities:
Depreciation and amortization	11,343	47,386
Debt discount amortization	5,127	4,293
Imputed Interest on RP Loans	600	16,386
Estimated fair value of stock based compensation	20,000	-
Estimated fair value of shares issued for services	14,000	45,000
Decrease (increase) in assets
Prepaid expenses and deposits	7,709	3,750
Increase (decrease) in liabilities
Accounts Payable	(6,789)	(38,696)
Accrued expenses	(29,836)	9,341

NET CASH USED IN OPERATING ACTIVITIES	(259,451)	(282,998)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(10,000)

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on notes payable - related party	-	50,000

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(15,000)	(42,979)

NET CHANGE IN CASH	(274,451)	(285,977)

EFFECT OF EXCHANGE RATE ON CASH	787	2,620

CASH, BEGINNING OF PERIOD	290,409	315,826

CASH, END OF PERIOD	$15,171	$32,469

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the years ended December 31:

Income taxes	$399	$-
Interest paid	$13,598	$5,113

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

Basis of Presentation:

The accompanying consolidated balance sheet at December 31, 2023, has been derived from audited consolidated financial statements and the unaudited condensed consolidated financial statements as of June 30, 2024 and 2023 ( the “financial statements”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related footnotes. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Interim result are not necessarily indicative of results for a full year.

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

(2) Sangre AT, LLC is doing business as Sangre AgroTech.

(3) Hempirical Genetics, LLC is a wholly-owned subsidiary of WEED, Inc.

Note 1 – Nature of Business and Significant Accounting Policies (continued)

Principles of Consolidation (continued)

The consolidated financial statements herein contain the operations of the wholly-owned subsidiary listed above. All significant inter-company transactions have been eliminated in the preparation of these financial statements. The parent company, WEED and subsidiaries will be collectively referred to herein as the “Company”, or “WEED”. The Company's headquarters are located in Tucson, Arizona and its operations are primarily within the United States, with minimal operations in Australia.

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

Revenue Recognition

The Company is using the revenue recognition standard ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, and using the cumulative effect (modified retrospective) approach. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings at the date of initial application. No cumulative-effect adjustment in retained earnings was recorded as the Company’s has no historical revenue. The impact of the adoption of the new standard was not material to the Company’s consolidated financial statements. The Company did not earn revenue during the periods ended June 30, 2024 and 2023.  When the Company earns revenue, it will be recognized in accordance with FASB ASC 606 – Revenue from Contracts with Customers.

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

Revenue Recognition (continued)

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

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. The Company recognized $78 and $2,911 of advertising and promotion costs for six months ended June 30, 2024 and 2023.

Asset Retirement Obligations

The Company acquired a gas well on February 23, 2023, with a cost of $41,400.  We are required to record a liability for the present value of our asset retirement obligation (“ARO”) to plug and abandon inactive-non-producing wells, facilities, and equipment, and to restore the land at the end of oil production operations.  As a result, we accrued the full value of the cost amounting to $35,800 for plug and abandon non-operating well on the consolidated balance sheet as of June 30, 2024 and December 31, 2023.

Foreign Currency Transactions

Expenses are translated at the exchange rates in effect at the date of the transaction. Foreign currency denominated payables are translated at the rates of exchange at the balance sheet date. The resulting transaction gains and losses are recorded in the statement of income in the period incurred.

Assets and liabilities of those operations are translated at exchange rates in effect at the balance sheet date. Income and expenses are translated using the exchange rates on the transaction date for the reporting period. Translation adjustments, if any, are reported as a separate component of accumulated other comprehensive income. Transaction gain (loss) on foreign currency exchange rate was $787 and ($2,620) for six months ended June 30, 2024 and 2023. For all significant foreign operations, the functional currency is the local currency.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $84,674,168 and negative working capital of $558,840 at June 30, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new products and services to begin generating revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party

Notes Payable

From time to time, the Company has received short term loans from officers and directors as disclosed in Note 7 below. The Company has a total of $123,200 and $133,073 of note payable on the consolidated balance sheet as of June 30, 2024 and December 31, 2023, respectively.  From January 2022 to March 31, 2022, the Company received $4,000 and $500,000 loans from Nicole Breen and Glenn Martin, respectively. The $500,000 loan from Glenn Martin replaced the $300,000 loan. On May 2, 2022, the Company acquired the Hempirical Genetics, LLC from Jeffrey Miller, and then Jeffrey Miller became the executive officer of WEED, Inc. Based on the agreement, the Company owed Jeffrey Miller $160,000 as of June 30, 2024. On July 1, 2022, Patrick Brodnik signed executive employee agreement with the Company, and become one of the related parties since that. On various dates during the third quarter 2022, the Company received advance of $3,787 from Patrick Brodnik at no interest. From January 2023 to March 31, 2023, the Company paid off the remaining balance of the loan from Nicole Breen that originally was $37,500. From April 2023 to June 30, 2023, the Company received $50,000 from Nicole Breen. From July 2023 to September 30, 2023, the company paid off Glenn Marten’s loan of $500,000 and Nicole Breen’s loan of $50,000.

Note 3 – Related Party (continued)

Services

Nicole M. Breen receives $1,500 a week in cash compensation for her services rendered to the Company.

Glenn E. Martin receives $8,000 a month in cash compensation for his services rendered to the Company.

Accrued Compensation

A total of $139,500 and $182,500 of officer compensation was unpaid and outstanding at June 30, 2024 and December 31, 2023, respectively.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2024 and December 31, 2023, respectively:

Fair Value Measurements at December 31, 2023

	Level 1	Level 2	Level 3
Assets
Cash	$290,409	$-	$-
Intangible assets, net	$-	$36,183	$-
Total assets	$290,409	$36,183	$-
Liabilities
Notes payable, related parties		$133,073
Notes payable	$-	$3,661	$-
Total liabilities	$-	$136,734	$-

Fair Value Measurements at June 30, 2024

	Level 1	Level 2	Level 3
Assets
Cash	$15,171	$-	$-
Intangible assets, net	$-	$34,883	$-
Total assets	$15,171	$34,883	$-
Liabilities
Notes payable, related parties		$123,200
Notes payable	$-	$3,661	$-
Total liabilities	$-	$126,861	$-

Note 4 – Fair Value of Financial Instruments (continued)

The fair values of our related party debts are deemed to approximate book value and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the six months ended June 30, 2024 and the year ended December 31, 2023.

Note 5 – Property and Equipment

Property and equipment consist of the following at June 30, 2024 and December 31, 2023, respectively:

	June 30,	December 31,
	2024	2023
	$0	$0

Office equipment	8,667	8,667
Furniture & Fixtures	5,478	5,478
Lab equipment	133,626	133,626

Land	258,319	258,319
Property	218,681	218,681
Property and equipment, gross	624,771	624,771
Less accumulated depreciation	(118,474)	(108,431)
Property and equipment, net	$506,297	$516,340

On July 24, 2023, the Company sold another La Veta property for $1,800,000 and $988,375 was record as gain on sale.

Depreciation expense totaled $10,043 and $40,959 for the six months June 30, 2024 and 2023, respectively.

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

Note 6 – Intangible Assets (continued)

Intangibles (continued)

On June 30, 2024 and December 31, 2023, Intangibles consists of the following:

	June 30, 2024	December 31, 2023
Trademark	50,000	50,000
Grower License	667	667
Less: Accumulated amortization	(15,784)	(14,484)
Total other intangibles, Net	34,883	36,183

-Total Intangibles, Net	34,883	36,183

Amortization expense totaled $1,300 and $1,300 for the six months ended June 30, 2024 and 2023, respectively.

Note 7 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at June 30, 2024 and December 31, 2023, respectively:

	June 30, 2024	December 31, 2023
On April 12, 2010, the Company received an unsecured, non-interest-bearing loan in the amount of $2,000, due on demand from Robert Leitzman. Interest is being imputed at the Company’s estimated borrowing rate, or 10% per annum. The largest aggregate amount outstanding was $2,000 during the periods ended December 31, 2019 and December 31, 2018. Mr. Leitzman owns less than 1% of the Company’s common stock, however, the Mr. Leitzman is deemed to be a related party given the non-interest-bearing nature of the loan and the materiality of the debt at the time of origination.	$2,000	2,000

Over various dates in 2011 and 2012, the Company received unsecured loans in the aggregate amount of $10,000, due on demand, bearing interest at 10%, from Sandra Orman. The largest aggregate amount outstanding was $10,000 during the periods ended December 31, 2019 and December 31, 2018. Mrs. Orman owns less than 1% of the Company’s common stock, however, Mrs. Orman is deemed to be a related party given the nature of the loan and the materiality of the debt at the time of origination.	$10,000	10,000

On May 31, 2023, the company received $50,000 of advances, bearing interest at 5%, from Nicole Breen. Such amount has been fully paid off in August 2023 through cash transfer.	$-	$-

Note 7 – Notes Payable, Related Parties (continued)

	June 30, 2024	December 31, 2023

On May 2, 2022, the company acquired Hempirical Genetics, LLC with a note payable to the executive officer Jeffrey Miller with no interest. Payments of $15,000 and $60,000 were made toward the note in 2024 and 2023, respectively.	$130,000	$145,000

Notes payable, related parties	$142,000	$157,000
Less: Loan fee, net of amortization	18,800	23,927
Notes payable, related parties	$123,200	$133,073

The Company recorded interest expense in the amount of $1,198 and $30,386 for the six months ended June 30, 2024 and 2023, respectively, including imputed interest expense in the amount of $600 and $14,098 during such periods related to notes payable, related parties.

Note 8 – Notes Payable

Note payable consist of the following at June 30, 2024 and December 31, 2023, respectively:

	June 30, 2024	December 31, 2023

On various dates, the Company received advances from consultant, Patrick Brodnik, with 0% interest in 2022.	$3,661	3,661

	$3,661	$3,661

The Company recognized interest expense of $0 and $0 related to the note payables for the six months ended June 30, 2024 and 2023, respectively.

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

The rate implicit in lease is not readily determinable, and we therefore use incremental borrowing rate to determine the present value of the lease payments. The incremental borrowing rate used to determine the initial value of right-of-use (“ROU”) assets and lease liabilities during the period ended June 30, 2024, was 5.0%.

In May, 2022, we entered into a lease agreement of a hemp drying facility in Huachuca City, Arizona for $1,200 per month. The lease term began May 2, 2022 and ends May 2, 2026. As of June 30, 2024, we had lease liability of $25,177, and ROU assets of $25,177.

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

Note 10 – Stockholders’ Equity (continued)

2024 Common Stock Activity

Common Stock Sales (2024)

No stocks were issued during the quarter ended June 30, 2024.

Common Stock Issued for Services (2024)

During the period ended June 30, 2024, 1,750,000 shares of common stocks valued at $335,000 were issued for the services, and such amount has been included in subscriptions payable.  During the period ended March 31, 2024, 22,250 shares of common stocks valued at $22,500 were not issued for the services, and such amount has been included in the subscriptions payable.

During the period ended June 30, 2024, the Company agreed to issue an aggregate of 200,000 shares to consultants for services performed. The total fair value of common stock was $14,000 based on the closing price of the Company’s common stock earned on the measurement date.

Common Stock Cancellations

No common stocks were cancelled during the quarter ended June 30, 2024.

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

Common Stock Warrants and Options

2024 Common Stock Warrant Activity

Common Stock Warrants Granted (2024)

No common stock warrants were granted during the quarter ended June 30, 2024.

Warrants Exercised (2024)

No warrants were exercised during the quarter ended June 30, 2024.

2023 Common Stock Warrant Activity

Common Stock Warrants Granted (2023)

No common stock warrants were granted during the year ended December 31, 2023.

Warrants Exercised (2023)

No warrants were exercised during the year ended December 31, 2023.

Note 10 – Stockholders’ Equity (continued)

The stock option will expire on the tenth anniversary of the granted date, which is February 1, 2028. As of June 30, 2024, the stock option will expire in 43 months.

A summary of the Company’s stock option activity and related information is as follows:

	For the year ended December 31, 2023
	Number of	Average
	Shares	Price
Outstanding at the beginning of period	$6,000,000	$10.55
Granted		-
Exercised/Expired/Cancelled	-	-
Outstanding at the end of period	6,000,000	$10.55
Exercisable at the end of period	6,000,000	$10.55

	For the year quarter ended June 30, 2024
	Number of	Average
	Shares	Price
Outstanding at the beginning of period	$6,000,000	$10.55
Granted	-	-
Exercised/Expired/Cancelled	-	-
Outstanding at the end of period	6,000,000	$10.55
Exercisable at the end of period	6,000,000	$10.55

Note 11 – Other Income

During the period ended June 30, 2024, the Company received a $35,000 settlement fund from the Titan Labs deal, which was not finalized in 2023.

Note 12 – Income Tax

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provided that deferred tax assets and liabilities, are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the six months ended June 30, 2024 and year ended December 31, 2023, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2024 and December 31, 2023, the Company had approximately $281,606 and $30,577 of loss of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company’s deferred tax assets are as follows:

June 30, 2024
Deferred tax assets:
Net operating loss carry forward as of 12/31/2023	$17,900,966
Estimate Tax Loss June 30, 2024	281,606

NOL Carry Forward Cumulative as of 6/30/2024	18,182,172
Statutory Tax Rate	21%
Deferred Tax Asset	3,818,256
Valuation	(3,818,256)
Net Deferred Tax Asset	0

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2024 and December 31, 2023, respectively.

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

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Results of Operations

	Three Months Ended
	June 30,
	2024	2023
Revenue	$-	$-

Cost of goods sold	-	-

Gross Profit	-	-

Operating expenses:

General and administrative	85,296	108,730
Professional fees	51,474	24,077
Depreciation and amortization	8,185	23,356
Total operating expenses	144,955	156,163

Net operating loss	(144,955)	(156,163)

Other income (expense)
Interest expense	(599)	(17,280)
Other Income	35,000	-
Total other income (expense)	$34,401	$(17,280)

Income Tax Expense	$399	$-

Net Income (Loss)	$(110,953)	$(173,443)

Other Comprehensive Income (Loss)	(804)	2,733

Comprehensive Income (Loss)	$(111,757)	$(170,710)

Operating Loss; Net Income

Our net income increased by $62,490, from $(173,443) to $(110,953), from the three months ended June 30, 2023, compared to the three months ended June 30, 2024. Our net operating loss decreased by $11,208, from $(156,163) to $(144,995) for the same period.

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

General and Administrative Expenses

General and administrative expenses decreased by $23,434, from $108,730 for the three months ended June 30, 2023, to $85,296 for the three months ended June 30, 2024.

Professional Fees

Our professional fees increased by $27,397 during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. Our professional fees were $51,474 for the three months ended June 30, 2024, and $24,077 for the three months ended June 30, 2023. These fees are largely related to fees paid for legal and accounting services, along with compensation to independent contractors. We expect these fees to vary quarter-to-quarter as our business and stock price fluctuate if we continue to use stock-based compensation. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization

During the three months ended June 30, 2024, we had depreciation and amortization expense of $8,185, compared to $23,356 in the three months ended June 30, 2023. Our depreciation and amortization expense primarily relates to our property and trademark acquisitions.

Interest Expense

Interest expense decreased from $(17,280) for the three months ended June 30, 2023, to $(599) for the three months ended June 30, 2024. Our interest expense primarily relates to notes payable from related parties.

Liquidity and Capital Resources

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Results of Operations

	Six Months Ended June 30,
	2024	2023
Revenue	$-	$-

Operating expenses:

General and administrative	221,861	242,512
Professional fees	76,677	50,173
Depreciation and amortization	16,470	47,386
Total operating expenses	315,008	340,071

Net operating loss	(315,008)	(340,071)

Other income (expense)
Interest expense	(1,198)	(30,386)
Other income	35,000	-
Total other income (expense)	$33,802	$(30,386)

Net Income (Loss)	$(281,206)	$(370,458)

Income Tax Expense	399	-

Net Loss	$(281,605)	(370,458)

Other Comprehensive Income (Loss)	(787)	2,620

Comprehensive Loss	$(281,992)	$(367,838)

Operating Loss; Net Loss

Our comprehensive net loss decreased by $85,846, from ($367,838) to ($281,992), from the six months ended June 30, 2023, compared to the six months ended June 30, 2024. Our operating loss decreased by $25,063, from ($340,071) to ($315,008) for the same period. These changes are detailed below.

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

General and Administrative Expenses

General and administrative expenses decreased by $20,651, from $242,512 for the six months ended June 30, 2023 to $221,861 for the six months ended June 30, 2024, primarily due to slight decreases in marketing expense.

Professional Fees

Our professional fees increased by $26,504, from $50,173 for the six months ended June 30, 2023 to $76,677 for the six months ended June 30, 2024, primarily due to reduced consulting activities. These fees are largely related to fees paid for legal and accounting services, along with compensation to independent contractors, and decreased significantly primarily as a result of decreases in the value of stock-based compensation awards due to issuing shares for services during the period. We expect these fees to vary quarter-to-quarter as our business and stock price fluctuate if we continue to use stock-based compensation. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization

During the six months ended June 30, 2024 we had depreciation and amortization expense of $16,470, compared to $47,386 in the six months ended June 30, 2023. Our depreciation and amortization expense primarily relates to our property and trademark acquisitions.

Interest Expense

Interest expense decreased from ($30,386) for the six months ended June 30, 2023 to ($1,198) for the six months ended June 30, 2024. Our interest expense primarily relates to notes payable from related parties.

Liquidity and Capital Resources

Introduction

During the six months ended June 30, 2024, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of June 30, 2024, was $15,171 and our monthly cash flow burn rate was approximately $46,000. We currently do not believe we will be able to satisfy our cash needs from our revenues for many years to come.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2024, and December 31, 2023, respectively, are as follows:

	June 30, 2024	December 31, 2023	Change

Cash	$15,171	$290,409	$(275,238)
Total Current Assets	36,939	319,886	(282,947)
Total Assets	603,296	904,062	(300,766)
Total Current Liabilities	595,779	648,753	(52,974)
Total Liabilities	595,779	648,753	(52,974)

Our total assets decreased by $300,766 as of June 30, 2024, as compared to December 31, 2023. The decrease in our total assets between the two periods was attributed to decreases in our property and equipment, intangible assets, ROU assets.

Our current liabilities and total liabilities decreased by $52,974, as of June 30, 2024, as compared to December 31, 2023. This decrease was primarily due to decreases in accrued officer compensation, notes payable- related parties, accounts payable, lease liability and partially offset by increase in accrued expense and accrued interest.

In order to pay our obligations in full or in part when due, we will be required to raise capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available of $15,171 and $290,409 as of June 30, 2024 and December 31, 2023, respectively. Based on our lack of revenues, our cash on hand and current monthly burn rate of approximately $46,000, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $259,451 for the six months ended June 30, 2024, as compared to $282,998 for the six months ended June 30, 2023. For the period in 2024, the net cash used in operating activities consisted primarily of our net income of $281,605, adjusted by depreciation and amortization of $11,343, debt discount amortization of $5,127, estimated fair value of shares issued for services of $14,000, estimated fair value of shares issued for services of $20,000, and imputed interest on RP loans of $600, and further adjusted by decreases in assets related to prepaid expenses and deposits of $7,709 and increases in liabilities consisting of accounts payable of $(6,789) and accrued expenses of $(29,836). For the period in 2023, the net cash used in operating activities consisted primarily of our net loss of ($370,458), adjusted by depreciation and amortization of $47,386, debt discount amortization of $4,293, estimated fair value of shares issued for services of $45,000, imputed interest on RP loans of $16,386, and further adjusted by decreases in prepaid expenses and deposits of $3,750 and accounts payable of $(38,696), and decreases in accrued expenses of $9,341.

Investments

For the three months ended June 30, 2024, we had no cash flows provided from investing activities. For the six months ended June 30, 2023, we had cash flows used in investing activities of ($10,000), all related to purchases of property and equipment.

Financing

Our net cash used in financing activities for the six months ended June 30, 2024, was $(15,000). For the period in 2023, our financing activities related to proceeds of note payable of $50,000 partially offset by repayments of notes payable-related party of ($42,979).

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

As of June 30, 2024, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2024 to the same extent they were not effective as of December 31, 2023.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2024, we issued the following unregistered securities:

Common Stock Sales

We did not sell any shares of our common stock during the three months ended June 30, 2024.

Common Stock Issued

During the quarter ended June30, 2024, we issued no shares  that were not issued for the services.

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

WEED, Inc.

Dated: August 14, 2024	By:	/s/ Glenn E. Martin
Glenn E. Martin
	Its:	President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer) (Principal Financial Officer)

