Form 10-Q
period 2024-09-30
WEED, INC.
filed 2024-11-14
CIK 1393772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

________________________________ (Former address, if changed since last report)

__________________________________ (Former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 12, 2024, there were 125,432,685 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1 Consolidated Financial Statements

The consolidated balance sheets as of September 30, 2024, (unaudited) and December 31, 2023, the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023, the consolidated statement of changes in stockholders’ equity (deficit) for the three and nine months ended September 30, 2024 and 2023, and the consolidated statements of cash flows for the three and nine months ending June 30, 2024 and 2023, follow. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

4

WEED, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

WEED, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	(Unaudited) September 30,	December 31,
	2024	2023
ASSETS

CURRENT ASSETS:
Cash	$5,311	$290,409
Prepaid expenses	29,680	24,622
Other current asset	4,390	4,855

TOTAL CURRENT ASSETS	39,381	319,886

Land	258,319	258,319
Building	218,681	218,681
Computers & Equipment	147,771	147,771
Property and equipment, gross	624,771	624,771

Less: Accumulated depreciation	(123,445)	(108,431)

Property and equipment, net	501,326	516,340

Grower License	667	667
Trademark	50,000	50,000
Intangible assets, gross	50,667	50,667
Less: Accumulated amortization	(16,434)	(14,484)

Intangible assets, net	34,233	36,183

ROU asset	21,878	31,653

TOTAL ASSETS	$596,818	$904,062

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$200,187	$183,565
Accrued expense	88,149	64,778
Accrued officer compensation	176,000	182,500
Accrued interest	13,958	13,000
Notes payable, related parties	135,764	133,073
Notes payable - in default	3,661	3,661
Asset retirement obligation	35,800	35,800
Lease liability	21,878	31,653
Due to officer	9,648	723

TOTAL CURRENT LIABILITIES	685,045	648,753

TOTAL LIABILITIES	685,045	648,753

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 200,000,000 authorized, 125,432,685 and 123,482,685 issued and outstanding, respectively	125,433	123,483
Additional paid-in capital	84,166,301	83,818,351
Subscription payable	386,250	701,250
Accumulated deficit	(84,770,055)	(84,392,563)
Accumulated other comprehensive loss:
Foreign currency translation	3,844	4,788

TOTAL STOCKHOLDERS’ EQUITY	(88,227)	255,309

TOTAL LIABILITIES & STOCKERHOLDERS’ EQUITY	$596,818	$904,062

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	64,833	25,355	286,694	267,867
Professional fees	22,195	205,134	98,872	255,307
Depreciation & amortization	5,621	8,335	16,964	55,721

Total operating expenses	92,649	238,824	402,530	578,895

NET OPERATING LOSS	(92,649)	(238,824)	(402,530)	(737,822)

OTHER INCOME (EXPENSE)
Interest expense	(3,238)	(15,303)	(9,563)	(45,689)
Gain on disposal of fixed assets	-	988,375	35,000	988,375
TOTAL OTHER INCOME (EXPENSE)	(3,238)	973,072	25,437	942,686

NET LOSS BEFORE INCOME TAX	(95,887)	734,248	(377,093)	363,791

INCOME TAX EXPENSE	-	-	399	-

NET LOSS	(95,887))	734,248	(377,492)	363,791

OTHER COMPREHENSIVE INCOME (LOSS)	(157)	1,364	(944)	3,984

COMPREHENSIVE LOSS	$(96,044)	$735,612	$(378,436)	$367,775

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

Outstanding - basic and fully diluted	126,679,689	123,482,685	125,681,411	123,482,685

Net loss per share - basic and fully diluted	$(0.001)	$0.006	$(0.003)	$0.003

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Six Months ended September 30, 2024
(Unaudited)

			Additional				Total
	Common Stock		Paid-In	Subscriptions	Accumulated	Other	Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Comprehensive	Equity

Balance, December 31, 2022	123,482,685	$123,483	$83,796,857	$611,250	(84,361,006)	(788)	$169,796
Common stock sold for cash	-	-	-	-	-	-	-
Common stock issued for services	-	-	-	22,500	-	-	22,500
Imputed Interest on RP Loans	-	-	5,942	-	-	-	5,942
Net loss	-	-	-	-	(197,014)	-	(197,014)
Other comprehensive income, net	-	-	-	-	-	(113)	(113)
Balance, March 31, 2023	123,482,685	$123,483	$83,802,799	$633,750	(84,558,020)	(901)	$1,111
Common stock sold for cash	-	-	-	-	-	-	-
Common stock issued for services	-	-	-	22,500	-	-	22,500
Imputed Interest on RP Loans	-	-	10,444	-	-	-	10,444
Net loss	-	-	-	-	(173,443)	-	(173,443)
Other comprehensive income, net	-	-	-	-	-	2,733	2,733
Balance, June 30, 2023	123,482,685	$123,483	$83,813,243	$656,250	(84,731,463)	1,832	$(136,655)
Common stock sold for cash	-	-	-	-	-	-	-
Common stock issued for services	-	-	-	22,500	-	-	22,500
Imputed Interest on RP Loans	-	-	300	-	-	-	300
Net loss	-	-	-	-	734,248	-	734,248
Other comprehensive income, net	-	-	-	-	-	1,364	1,364
Balance, September 30, 2023	123,482,685	$123,483	$83,813,543	$678,750	(83,997,215)	3,196	$621,757
Common stock sold for cash	-	-	-	-	-	-	-
Common stock issued for services	-	-	-	22,500	-	-	22,500
Imputed Interest on RP Loans	-	-	4,808	-	-	-	4,808
Net loss	-	-	-	-	(395,348)	-	(395,348)
Other comprehensive income, net	-	-	-	-	-	1,592	1,592
Balance, December 31, 2023	123,482,685	$123,483	$83,818,351	$701,250	(84,392,563)	4,788	$255,309
Common stock sold for cash	-	-	-	-	-	-	-
Common stock issued for services	-	-	-	22,500	-	-	22,500
Imputed Interest on RP Loans	-	-	300	-	-	-	300
Net loss	-	-	-	-	(170,652)	-	(170,652)
Other comprehensive income, net	-	-	-	-	-	17	17
Balance, March 31, 2024	123,482,685	$123,483	$83,818,651	$723,750	(84,563,215)	4,805	$107,474
Common stock sold for cash	-	-	-	-	-	-	-
Common stock issued for services	1,950,000	1,950	347,050	(337,500)	-	-	11,500
Imputed Interest on RP Loans	-	-	300	-	-	-	300
Net loss	-	-	-	-	(110,953)	-	(110,953)
Other comprehensive income, net	-	-	-	-	-	(804)	(804)
Balance, June 30, 2024	125,432,685	$125,433	$84,166,001	$386,250	(84,674,168)	4,001	$7,517
Common stock sold for cash	-	-	-	-	-	-	-
Common stock issued for services	-	-	-	-	-	-	-
Imputed Interest on RP Loans	-	-	300	-	-	-	300
Net loss	-	-	-	-	(95,887)	-	(95,887)
Other comprehensive income, net	-	-	-	-	-	(157)	(157)
Balance, September 30, 2024	125,432,685	$125,433	$84,166,301	$386,250	(84,770,055)	3,844	$(88,227)

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine
	Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(377,492)	$363,791
Adjustments to reconcile to net loss to net cash used in operating activities:
Depreciation and amortization	16,964	55,721
Debt discount amortization	7,691	4,292
Gain on disposal of fixed asset	-	(988,375
Imputed Interest on RP Loans	900	16,686
Estimated fair value of stock based compensation	20,000	-
Estimated fair value of shares issued for services	14,000	67,500
Decrease (increase) in assets
Prepaid expenses and deposits	(4,592)	(14,172)
Increase (decrease) in liabilities
Accounts Payable	16,621	(42,174)
Accrued expenses	17,829	(197,471)
Due to officer	8,925	-
NET CASH USED IN OPERATING ACTIVITIES	(279,154)	(734,202)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(10,000)
Proceeds from disposal of fixed asset	-	1,641,073

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	1,631,073

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	10,000	50,000
Repayments on notes payable	(15,000)	(622,979)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(5,000)	(572,979)

NET CHANGE IN CASH	(284,154)	323,892

EFFECT OF EXCHANGE RATE ON CASH	(944)	3,984

CASH, BEGINNING OF PERIOD	290,409	315,826

CASH, END OF PERIOD	$5,311	$643,702

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the periods ended September 30:

Income taxes	$399	$-
Interest paid	$13,598	$33,415

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

Basis of Presentation:

The accompanying consolidated balance sheet at December 31, 2023, has been derived from audited consolidated financial statements and the unaudited condensed consolidated financial statements as of September 30, 2024 and 2023 ( the “financial statements”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related footnotes. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Interim result are not necessarily indicative of results for a full year.

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

Revenue Recognition

The Company is using the revenue recognition standard ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, and using the cumulative effect (modified retrospective) approach. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings at the date of initial application. No cumulative-effect adjustment in retained earnings was recorded as the Company’s has no historical revenue. The impact of the adoption of the new standard was not material to the Company’s consolidated financial statements. The Company did not earn revenue during the periods ended September 30, 2024 and 2023. When the Company earns revenue, it will be recognized in accordance with FASB ASC 606 – Revenue from Contracts with Customers.

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

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. The Company recognized $136 and $2,911 of advertising and promotion costs for nine months ended September 30, 2024 and 2023.

Asset Retirement Obligations

The Company acquired a gas well on February 23, 2023, with a cost of $41,400. We are required to record a liability for the present value of our asset retirement obligation (“ARO”) to plug and abandon inactive-non-producing wells, facilities, and equipment, and to restore the land at the end of oil production operations. As a result, we accrued the full value of the cost amounting to $35,800 for plug and abandon non-operating well on the consolidated balance sheet as of September 30, 2024 and December 31, 2023.

Foreign Currency Transactions

Expenses are translated at the exchange rates in effect at the date of the transaction. Foreign currency denominated payables are translated at the rates of exchange at the balance sheet date. The resulting transaction gains and losses are recorded in the statement of income in the period incurred.

Assets and liabilities of those operations are translated at exchange rates in effect at the balance sheet date. Income and expenses are translated using the exchange rates on the transaction date for the reporting period. Translation adjustments, if any, are reported as a separate component of accumulated other comprehensive income. Transaction gain (loss) on foreign currency exchange rate was ($944) and $3,984 for nine months ended September 30, 2024 and 2023. For all significant foreign operations, the functional currency is the local currency.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $84,770,055 and negative working capital of $645,663 at September 30, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new products and services to begin generating revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party

Notes Payable

From time to time, the Company has received short term loans from officers and directors as disclosed in Note 7 below. The Company has a total of $135,764 and $133,073 of note payable on the consolidated balance sheet as of September 30, 2024 and December 31, 2023, respectively.

From January 2022 to March 31, 2022, the Company received $4,000 and $500,000 loans from Nicole Breen and Glenn Martin, respectively. The $500,000 loan from Glenn Martin was replaced the $300,000 loan. From January 2023 to March 31, 2023, the Company paid off the remaining balance of the loan from Nicole Breen that originally was $37,500. From April 2023 to June 30, 2023, the Company received $50,000 from Nicole Breen. From July 2023 to September 30, 2023, the Company paid off Glenn Marten’s loan of $500,000 and Nicole Breen’s loan of $50,000. From July 2024 to September 30, 2024, the Company received $10,000 loan from Glenn Martin.

On May 2, 2022, the Company acquired the Hempirical Genetics, LLC from Jeffrey Miller, and then Jeffrey Miller became the executive officer of WEED, Inc. Based on the agreement, the Company owed Jeffrey Miller $130,000 as of September 30, 2024.

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

Accrued Compensation

A total of $176,000 and $182,500 of officer compensation was unpaid and outstanding at September 30, 2024 and December 31, 2023, respectively.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2024 and December 31, 2023, respectively:

Fair Value Measurements at December 31, 2023

	Level 1	Level 2	Level 3
Assets
Cash	$290,409	$-	$-
Intangible assets, net	$-	$36,183	$-
Total assets	$290,409	$36,183	$-
Liabilities
Notes payable, related parties		$133,073
Notes payable	$-	$3,661	$-
Total liabilities	$-	$136,734	$-

Fair Value Measurements at September 30, 2024

	Level 1	Level 2	Level 3
Assets
Cash	$5,311	$-	$-
Intangible assets, net	$-	$34,233	$-
Total assets	$5,311	$34,233	$-
Liabilities
Notes payable, related parties		$135,764
Notes payable	$-	$3,661	$-
Total liabilities	$-	$139,425	$-

Note 4 – Fair Value of Financial Instruments (continued)

The fair values of our related party debts are deemed to approximate book value and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the nine months ended September 30, 2024 and the year ended December 31, 2023.

Note 5 – Property and Equipment

Property and equipment consist of the following at September 30, 2024 and December 31, 2023, respectively:

	September 30,	December 31,
	2024	2023
	$0	$0

Office equipment	8,667	8,667
Furniture & Fixtures	5,478	5,478
Lab equipment	133,626	133,626

Land	258,319	258,319
Property	218,681	218,681
Property and equipment, gross	624,771	624,771
Less accumulated depreciation	(123,445)	(108,431)
Property and equipment, net	$501,326	$516,340

On July 24, 2023, the Company sold another La Veta property for $1,800,000 and $988,375 was record as gain on sale.

Depreciation expense totaled $15,014 and $46,080 for the nine months September 30, 2024 and 2023, respectively.

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

On September 30, 2024 and December 31, 2023, Intangibles consists of the following:

	September 30, 2024	December 31, 2023
Trademark	50,000	50,000
Grower License	667	667
Less: Accumulated amortization	(16,434)	(14,484)
Total other intangibles, Net	34,233	36,183

Amortization expense totaled $1,950 and $1,950 for the nine months ended September 30, 2024 and 2023, respectively.

Note 7 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at September 30, 2024 and December 31, 2023, respectively:

	September 30, 2024	December 31, 2023
On April 12, 2010, the Company received an unsecured, non-interest-bearing loan in the amount of $2,000, due on demand from Robert Leitzman. Interest is being imputed at the Company’s estimated borrowing rate, or 10% per annum. The largest aggregate amount outstanding was $2,000 during the periods ended December 31, 2019 and December 31, 2018. Mr. Leitzman owns less than 1% of the Company’s common stock, however, the Mr. Leitzman is deemed to be a related party given the non-interest-bearing nature of the loan and the materiality of the debt at the time of origination.	$2,000	2,000

Over various dates in 2011 and 2012, the Company received unsecured loans in the aggregate amount of $10,000, due on demand, bearing interest at 10%, from Sandra Orman. The largest aggregate amount outstanding was $10,000 during the periods ended December 31, 2019 and December 31, 2018. Mrs. Orman owns less than 1% of the Company’s common stock, however, Mrs. Orman is deemed to be a related party given the nature of the loan and the materiality of the debt at the time of origination.	$10,000	10,000

On May 31, 2023, the company received $50,000 of advances, bearing interest at 5%, from Nicole Breen. Such amount has been fully paid off in August 2023 through cash transfer.

On September 5, 2024 and September 18, 2024, the company received the aggregate amount of $10,000 of advances, bearing interest at 12%, from Glenn Martin.	$10,000	$-

Note 7 – Notes Payable, Related Parties (continued)

	September 30, 2024	December 31, 2023

On May 2, 2022, the company acquired Hempirical Genetics, LLC with a note payable to the executive officer Jeffrey Miller with no interest. Payments of $15,000 and $60,000 were made toward the note in 2024 and 2023, respectively.	$130,000	$145,000

Notes payable, related parties	$152,000	$157,000

Less: Loan fee, net of amortization	16,236	23,927

Notes payable, related parties	$135,764	$133,073

The Company recorded interest expense in the amount of $1,858 and $33,415 for the nine months ended September 30, 2024 and 2023, respectively, including imputed interest expense in the amount of $900 and $16,686 during such periods related to notes payable, related parties.

Note 8 – Notes Payable

Note payable consist of the following at September 30, 2024 and December 31, 2023, respectively:

	September 30, 2024	December 31, 2023

On various dates, the Company received advances from consultant, Patrick Brodnik, with 0% interest in 2022.	$3,661	3,661

	$3,661	$3,661

The Company recognized interest expense of $0 and $0 related to the note payables for the nine months ended September 30, 2024 and 2023, respectively.

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

The rate implicit in lease is not readily determinable, and we therefore use incremental borrowing rate to determine the present value of the lease payments. The incremental borrowing rate used to determine the initial value of right-of-use (“ROU”) assets and lease liabilities during the period ended September 30, 2024, was 5.0%.

In May, 2022, we entered into a lease agreement of a hemp drying facility in Huachuca City, Arizona for $1,200 per month. The lease term began May 2, 2022 and ends May 2, 2026. As of September 30, 2024, we had lease liability of $21,878, and ROU assets of $21,878.

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

2024 Common Stock Activity

Common Stock Sales (2024)

No stocks were issued during the quarter ended September 30, 2024.

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

Common Stock Cancellations

No common stocks were cancelled during the quarter ended September 30, 2024.

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

Note 10 – Stockholders’ Equity (continued)

Common Stock Warrants and Options

2024 Common Stock Warrant Activity

Common Stock Warrants Granted (2024)

No common stock warrants were granted during the quarter ended September 30, 2024.

Warrants Exercised (2024)

No warrants were exercised during the quarter ended September 30, 2024.

2023 Common Stock Warrant Activity

Common Stock Warrants Granted (2023)

No common stock warrants were granted during the year ended December 31, 2023.

Warrants Exercised (2023)

No warrants were exercised during the year ended December 31, 2023.

The stock option will expire on the tenth anniversary of the granted date, which is February 1, 2028. As of September 30, 2024, the stock option will expire in 40 months.

A summary of the Company’s stock option activity and related information is as follows:

	For the year ended December 31, 2023
	Number of	Average
	Shares	Price
Outstanding at the beginning of period	$6,000,000	$10.55
Granted		-
Exercised/Expired/Cancelled	-	-
Outstanding at the end of period	6,000,000	$10.55
Exercisable at the end of period	6,000,000	$10.55

	For the year quarter ended September 30, 2024
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

For the nine months ended September 30, 2024 and year ended December 31, 2023, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2024 and December 31, 2023, the Company had approximately $377,093 and $30,577 of loss of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company’s deferred tax assets are as follows:

September 30, 2024
Deferred tax assets:
Net operating loss carry forward as of 12/31/2023	$17,900,966
Estimate Tax Loss September 30, 2024	377,093

NOL Carry Forward Cumulative as of 9/30/2024	18,278,059
Statutory Tax Rate	21%
Deferred Tax Asset	3,838,392
Valuation	(3,838,392)
Net Deferred Tax Asset	0

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2024 and December 31, 2023, respectively.

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

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Results of Operations

	Three Months Ended
	September 30,
	2024	2023
Revenue	$-	$-

Cost of goods sold	-	-

Gross Profit	-	-

Operating expenses:

General and administrative	64,833	25,355
Professional fees	22,195	205,134
Depreciation and amortization	5,621	8,335
Total operating expenses	92,649	238,824

Net operating loss	(92,649)	(238,824)

Other income (expense)
Interest expense	(3,238)	(15,303)
Gain on disposal of fixed assets	-	988,375
Total other income (expense)	$(3,238)	$973,072

Income Tax Expense	$-	$-

Net Income (Loss)	$(95,887)	$734,248

Other Comprehensive Income (Loss)	(157)	1,364

Comprehensive Income (Loss)	$(96,044)	$735,612

Operating Loss; Net Income

Our net income decreased by $830,135, from $734,248to $(95,887), from the three months ended September 30, 2023, compared to the three months ended September 30, 2024. Our net operating loss decreased by $146,175 from $(238,824) to $(92,649) for the same period.

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

General and Administrative Expenses

General and administrative expenses decreased by $39,478, from $25,355 for the three months ended September 30, 2023, to $64,833 for the three months ended September 30, 2024.

Professional Fees

Our professional fees decreased by $182,939 during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Our professional fees were $22,195 for the three months ended September 30, 2024, and $205,134 for the three months ended September 30, 2023. These fees are largely related to fees paid for legal and accounting services, along with compensation to independent contractors. We expect these fees to vary quarter-to-quarter as our business and stock price fluctuate if we continue to use stock-based compensation. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization

During the three months ended September 30, 2024, we had depreciation and amortization expense of $5,621, compared to $8,335in the three months ended September 30, 2023. Our depreciation and amortization expense primarily relates to our property and trademark acquisitions.

Interest Expense

 Interest expense decreased from $(15,303) for the three months ended September 30, 2023, to $(3,238) for the three months ended September 30, 2024. Our interest expense primarily relates to notes payable from related parties.

Gain on Disposal of Fixed Assets

During the three months ended September 30, 2024, our gain on disposal of fixed assets was $0 compared to $988,375 for the three months ended September 30, 2023. The gain on disposal of fixed assets for the three months ended September 30, 2023 relates to the sale of a company-owned residential property near La Veta, Colorado.

Liquidity and Capital Resources

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Results of Operations

	Nine Months Ended September 30,
	2024	2023
Revenue	$-	$-

Operating expenses:

General and administrative	286,694	267,867
Professional fees	98,872	255,307
Depreciation and amortization	16,964	55,721
Total operating expenses	402,530	578,895

Net operating loss	(402,530)	(578,895)

Other income (expense)
Interest expense	(9,563)	(45,689)
Gain on disposal of fixed assets	35,000	988,375
Total other income (expense)	$25,437	$942,686

Net Income (Loss)	$(377,093)	$363,791

Income Tax Expense	399	-

Net Loss	$(377,492)	363,791

Other Comprehensive Income (Loss)	(944)	3,984

Comprehensive Loss	$(378,436)	$367,775

Operating Loss; Net Loss

Our comprehensive net loss decreased by $745,811, from $367,775 to ($378,036), from the nine months ended September 30, 2023, compared to the nine months ended September 30, 2024. Our operating loss decreased by $176,365 from ($578,895) to ($402,530) for the same period. These changes are detailed below.

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

General and Administrative Expenses

General and administrative expenses increased by 18,827, from $267,867 for the nine months ended September 30, 2023 to $286,694 for the nine months ended September 30, 2024.

Professional Fees

Our professional fees increased by $156,435, from $255,307 for the nine months ended September 30, 2023 to $98,872for the nine months ended September 30, 2024, primarily due to reduced consulting activities. These fees are largely related to fees paid for legal and accounting services, along with compensation to independent contractors, and decreased significantly primarily as a result of decreases in the value of stock-based compensation awards due to issuing shares for services during the period. We expect these fees to vary quarter-to-quarter as our business and stock price fluctuate if we continue to use stock-based compensation. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization

During the nine months ended September 30, 2024 we had depreciation and amortization expense of $16,964, compared to $55,721in the nine months ended September 30, 2023. Our depreciation and amortization expense primarily relates to our property and trademark acquisitions.

Interest Expense

Interest expense decreased from ($45,689) for the nine months ended September 30, 2023 to ($9,563) for the nine months ended September 30, 2024. Our interest expense primarily relates to notes payable from related parties.

Gain on Disposal of Fixed Assets

During the nine months ended September 30, 2024, our gain on disposal of fixed assets was $35,000 compared to $988,375 for the nine months ended September 30, 2023. The gain on disposal of fixed assets for the nine months ended September 30, 2023 relates to the sale of a company-owned residential property near La Veta, Colorado.

Liquidity and Capital Resources

Introduction

During the nine months ended September 30, 2024, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of September 30, 2024, was $5,311and our monthly cash flow burn rate was approximately $32,000. We currently do not believe we will be able to satisfy our cash needs from our revenues for many years to come.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2024, and December 31, 2023, respectively, are as follows:

	June 30, 2024	December 31, 2023	Change

Cash	$5,311	$290,409	$(285,098)
Total Current Assets	39,381	319,886	(280,505)
Total Assets	596,818	904,062	(307,244)
Total Current Liabilities	685,044	648,753	36,291
Total Liabilities	685,044	648,753	36,291

Our total assets decreased by $307,244 as of September 30, 2024, as compared to December 31, 2023. The decrease in our total assets between the two periods was attributed to decreases in our property and equipment, intangible assets, ROU assets.

Our current liabilities and total liabilities increased by $36,291, as of September 30, 2024, as compared to December 31, 2023. This increase was primarily due to increases in accounts payable, accrued expenses, accrued interest, notes payable -related parties and partially offset by decreases in accrued officer compensation and lease liability.

In order to pay our obligations in full or in part when due, we will be required to raise capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available of $5,311and $290,409 as of September 30, 2024 and December 31, 2023, respectively. Based on our lack of revenues, our cash on hand and current monthly burn rate of approximately $32,000, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $279,154 for the nine months ended September 30, 2024, as compared to $734,202 for the nine months ended September 30, 2023. For the period in 2024, the net cash used in operating activities consisted primarily of our net loss of $377,492, adjusted by depreciation and amortization of $16,964, debt discount amortization of $7,691, estimated fair value of shares issued for services of $14,000, estimated fair value of shares issued for services of $20,000, and imputed interest on RP loans of $900, and further adjusted by decreases in assets related to prepaid expenses and deposits of $4,592 and increases in liabilities consisting of accounts payable of $16,631and accrued expenses of $17,829. For the period in 2023, the net cash used in operating activities consisted primarily of our net income of $363,790, adjusted by depreciation and amortization of $55,721, debt discount amortization of $4,292, estimated fair value of shares issued for services of $67,500, imputed interest on RP loans of $16,686, and further adjusted by decreases in prepaid expenses and deposits of $(14,171) and accounts payable of $(42,174), and decreases in accrued expenses of $(197,471).

Investments

For the nine months ended September 30, 2024, we had no cash flows provided from investing activities. For the nine months ended September 30, 2023, we had cash flows used in investing activities of $1,631,073, primarily related to the proceeds from disposal of a fixed asset of $1,641,073, slightly offset by ($10,000) related to purchases of property and equipment.

Financing

Our net cash used in financing activities for the nine months ended September 30, 2024, was $(5,000). For the period in 2023, our financing activities related to proceeds of note payable of $50,000, offset by repayments of notes payable-related party of ($622,979).

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

As of September 30, 2024, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2024 to the same extent they were not effective as of December 31, 2023.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2024, we issued the following unregistered securities:

Common Stock Sales

We did not sell any shares of our common stock during the three months ended September 30, 2024.

Common Stock Issued

During the quarter ended September 30, 2024, we issued no shares that were not issued for the services.

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

WEED, Inc.

Dated: November 14, 2024	By:	/s/ Glenn E. Martin
Glenn E. Martin
	Its:	President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer) (Principal Financial Officer)

