Form 10-K
period 2024-12-31
WEED, INC.
filed 2025-03-31
CIK 1393772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

Aggregate market value of the voting stock held by non-affiliates: $3,078,136 as based on last reported sales price of such stock on June 30, 2024. The voting stock held by non-affiliates on that date consisted of shares of common stock the closing stock price was $$0.0652.

As of March 28, 2024, there were 123,482,685 shares of common stock, $0.001 par value, issued and outstanding.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTCQB-tier of OTC Markets under the symbol “BUDZ.” We were originally quoted over-the-counter on November 2009. We started being quoted on the OTCQB-tier of OTC Markets on September 13, 2018.  As of March 28, 2025, we had 123,482,685  shares of our common stock outstanding. Over-the-counter market quotations on the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

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

Holders

As of December 31, 2024, there were 123,482,685 shares of our common stock outstanding held by approximately 281 holders of record and numerous shares held in brokerage accounts. As of March 28, 2025, there were 123,482,685 shares of our common stock outstanding held by 281 holders of record. Of these shares, 48,090,680 were held by non-affiliates. As of June 30, 2024, we had 47,210,680 shares held by non-affiliates. On the cover page of this filing we value the 47,210,680 shares held by non-affiliates as of June 30, 2024 at $4,248,961. These shares were valued at $0.09 per share, based on our closing share price on June 30, 2024.

As of December 31, 2024, we did not have any shares of preferred stock issued or outstanding.

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

Currently, we do not have any equity compensation plans. As a result, we did not have any options, warrants or rights outstanding under equity compensation plans as of December 31, 2024.

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

This discussion and analysis should be read in conjunction with our financial statements included as part of this Annual Report.

Results of Operations for the Years Ended December 31, 2024 and 2023

	Year Ended December 31,
	2024	2023

Revenue	$-	$-

Operating expenses:

General and administrative expenses	351,116	394,617
Professional fees	156,290	323,559
Depreciation and amortization	22,586	52,392
Total operating expenses	529,992	770,568

Net operating loss	(529,992)	(770,568)

Other income (expense)

Interest expense	(15,325)	(45,374)
Other expense	35,000	(203,010)
Gain on disposal of fixed asset	-	988,375
Total other income (expense)	(50,325)	739,991

Net loss before income tax	(510,317)	(30,577)
Income tax expense	(399)	(980)
Net loss	(510,716)	(31,557)
Other comprehensive income (loss)	799	5,576

Comprehensive loss	$(509,917)	$(25,981)

Operating Loss; Net Loss

Our comprehensive net loss increased by $483,936, from ($25,981) to ($509,917), from the year ended 2023 compared to 2024. Our operating loss decreased by $230,321, from ($770,568) to ($592,992) for the same period. The increase in comprehensive net loss is primarily a result of the fact we had a one-time gain on disposal of fixed assets of $988,375 in 2023 that we did not have in 2024. The decrease in operating loss is primarily a result of decreases in general and administrative expenses and professional fees. These changes are detailed below.

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

General and Administrative Expenses

General and administrative expenses decreased by $43,501, from $394,617 for the year ended December 31, 2023 to $351,116 for the year ended December 31, 2024, primarily due to decreases in our consulting services and salary.

Professional Fees

Our professional fees decreased by 167,269 during the year ended December 31, 2024 compared to the year ended December 31, 2023. Our professional fees were $156,290 for the year ended December 31, 2024 and $323,559 for the year ended December 31, 2023. These fees are largely related to fees paid for legal and accounting services, along with compensation to independent contractors. We expect these fees to vary quarter-to-quarter as our business and stock price fluctuate if we continue to use stock-based compensation. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization

During the year ended December 31, 2024, we had depreciation and amortization of $22,586, compared to $52,392 in the year ended December 31, 2023. The depreciation and amortization expense primarily relates to our properties and trademark acquisitions.

Interest Expense

Interest expense decreased to ($15,325) from ($45,374) for the year ended December 31, 2024 compared to the same period in 2023. Our interest expense primarily relates to notes payable from attorneys and related parties.

Gain on Disposal of Fixed Assets

During the year ended December 31, 2023, we had gain disposal of fixed assets of $988,375, compared to nil in the year ended December 31, 2024.. The gain on disposal of fixed assets in 2023 relates to the sale of company-owned residential property near La Veta, Colorado.

Other Income

During the year ended December 31, 2024, the Company received a $35,000 settlement from the Titan laboratory deal. This amount represents refunds from the prepaid rent of a purchase deal that fell through in 2023.

Liquidity and Capital Resources

Introduction

During the years ended December 31, 2024 and 2023, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of December 31, 2024 was $159,355 and our monthly cash flow burn rate was approximately $45,000. We currently do not believe we will be able to satisfy our cash needs from our revenues for many years to come.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2024 and 2023, respectively, are as follows:

	December 31, 2024	December 31, 2023	Change

Cash	$159,355	$290,409	$(131,054)
Total Current Assets	189,891	319,886	(129,995)
Total Assets	738,366	904,062	(165,696)
Total Current Liabilities	959,372	648,753	310,619
Total Liabilities	$959,372	$648,753	310,619

Our total assets decreased by $165,696 as of December 31, 2024 as compared to December 31, 2023. The decrease in our total assets between the two periods was attributed to decreases in our cash, ROU assets and accumulated depreciation.

Our current liabilities and total liabilities increased by $310,619, as of December 31, 2024 as compared to December 31, 2023. This increase was primarily due to increases in notes payable, related parties.

In order to repay our obligations in full or in part when due, we will be required to raise capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available of $159,355 and $290,409 as of December 31, 2024 and December 31, 2023, respectively. Based on our lack of revenue, our cash on hand and current monthly burn rate of approximately $45,000, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $(415.524) for the year ended December 31, 2024, as compared to $(1,074,087) for the year ended December 31, 2023. For the period in 2024, the net cash used in operating activities consisted primarily of our net loss of $(510,716), adjusted by depreciation and amortization of $22,586, debt discount amortization of $10,255, and estimated fair value of stock based compensation and shares issued for services of $20,000 and 14,000, respectively. For the period in 2023, the net cash used in operating activities consisted primarily of our net loss of ($31,557), gain on disposal of fixed asset of $(988,375), adjusted by depreciation and amortization of $52,392, debt discount amortization of $14,545, estimated fair value of shares issued for services of $90,000, and imputed interest on RP loans of $21,494, and further adjusted by increases in assets related to prepaid expenses and deposits of $(3,228), and decreases in liabilities consisting of accounts payable of $6,214 and accrued expenses of $223,144.

Investments

For the year ended December 31, 2024, we had cash flows provided by investing activities of nil, compared to cash flows from investing activities of $1,631,073, primarily from $1,641,073 in proceeds from disposal of fixed assets, offset by $(10,000) related to purchase of property and equipment for the year ended December 31, 2023.

Financing

Our net cash provided by financing activities for the year ended December 31, 2024 was 285,269, compared to $(587,979) for the year ended December 31, 2023. For the period in 2024, our financing activities related to proceeds from notes payable of $310,000, partially offset by proceeds from repayments of notes payables-related party of $30,000. For the period in 2023, our financing activities related to proceeds from notes payable of $50,000, offset by repayments of notes payable-related party of $637,979.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2024, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

There are no changes to report during our fiscal quarter ended December 31, 2024.

ITEM 9B – OTHER INFORMATION

There are no events required to be disclosed by the Item.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDCITIONS THAT PREVENT INSPECTIONS

Not applicable.

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

Name	Age	Position(s)

Glenn E. Martin	71	President, Chief Executive Officer, Chief Financial Officer and a Director

Nicole M. Breen	48	Secretary, Treasurer and a Director

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

During the fiscal year ended December 31, 2024, to the Company’s knowledge, the following delinquencies occurred:

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

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last three fiscal years:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Glenn E. Martin	2024	96,000	(2)	-0-	-0-	-0-	-0-	-0-	-0-	96,000	(2)
President, CEO, CFO(1)	2023	96,000	(2)	-0-	-0-	-0-	-0-	-0-	-0-	96,000	(2)
	2022	96,000		-0-	-0-	-0-	-0-	-0-	-0-	96,000

Nicole M. Breen,	2024	78,000	(4)	-0-	-0-	-0-	-0-	-0-	-0-	78,000	(4)
Secretary and Treasurer(3)	2023	78,000	(4)	-0-	-0-	-0-	-0-	-0-	-0-	78,000	(4)
	2022	78,000		-0-	-0-	-0-	-0-	-0-	-0-	78,000

(1)	Mr. Martin was appointed President, Chief Executive Officer, and Chief Financial Officer on September 30, 2014.

(2)	All $96,000 owed to Mr. Martin was accrued in 2021 and 2022.

(3)	Ms. Breen was appointed Secretary and Treasurer on September 30, 2014.

(4)	Ms. Breen was paid $105,000 in 2022, covering her 2022 salary and certain past accrued salary.

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

The following table sets forth director compensation for 2024:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Glenn E. Martin	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Nicole M. Breen	-0-	-0-	-0-	-0-	-0-	-0-	-0-

No director received compensation for the fiscal years December 31, 2024 and December 31, 2023. We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2024:

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 28, 2025, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

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

Corporate Governance

As of December 31, 2024, our Board of Directors consisted of Glenn E. Martin and Nicole M. Breen. As of December 31, 2024, we did not have any directors that qualified as “independent directors” as the term is used in NASDAQ rule 5605(a)(2).

Our current Board of Directors consists of Glenn E. Martin and Nicole M. Breen as our only directors.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2024 and December 31, 2023 for professional services rendered by M&K CPAS, PLLC, for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Audit Fees and Audit Related Fees	$44,000	$43,000
Tax Fees	$5,513	$0
All Other Fees	$0	$0
Total	$49,513	$43,000

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

WEED, Inc.

Dated: March 31, 2025		/s/ Glenn E. Martin
	By:	Glenn E. Martin
	Its:	Chief Executive Officer (Principal Executive Officer), President, and Chief Financial Officer (Principal Financial Officer)

Dated: March 31, 2025		/s/ Nicole M. Breen
	By:	Nicole M. Breen
	Its:	Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2025		/s/ Glenn E. Martin
	By:	Glenn E. Martin, Director

Dated: March 31, 2025		/s/ Nicole M. Breen
	By:	Nicole M. Breen, Director

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WEED, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of WEED, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WEED, Inc. (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two- year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its consolidated operations and its cash flows for each of the years in the two- year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

The Woodlands, Texas

March 31, 2025

WEED, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS

CURRENT ASSETS:
Cash	$159,355	$290,409
Prepaid expenses	26,480	24,622
Other current asset	4,056	4,855

TOTAL CURRENT ASSETS	189,891	319,886

Land	258,319	258,319
Building	218,681	218,681
Computers & equipment	147,771	147,771
Property and equipment, gross	624,771	624,771

Less: Accumulated depreciation	(128,417)	(108,431)

Property and equipment, net	496,354	516,340

Grower license	667	667
Trademark	50,000	50,000
Intangible assets, gross	50,667	50,667
Less: Accumulated amortization	(17,084)	(14,484)

Intangible assets, net	33,583	36,183

ROU asset	18,538	31,653

TOTAL ASSETS	$738,366	$904,062

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$167,552	$183,565
Accrued expense	84,900	64,778
Accrued officer compensation	202,750	182,500
Accrued interest	16,851	13,000
Notes payable, related parties	423,328	133,073
Notes payable - in default	-	3,661
Asset retirement obligation	35,800	35,800
Lease liability	18,538	31,653
Due to officer	9,653	723

TOTAL CURRENT LIABILITIES	959,372	648,753

TOTAL LIABILITIES	959,372	648,753

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 200,000,000 authorized, 125,432,685 and 123,482,685 issued and outstanding, respectively	125,433	123,483
Additional paid-in capital	84,166,601	83,818,351
Subscription payable	386,250	701,250
Accumulated deficit	(84,903,279)	(84,392,563)
Accumulated other comprehensive loss:
Foreign currency translation	3,989	4,788

TOTAL STOCKHOLDERS' EQUITY	(221,006)	255,309

TOTAL LIABILITIES & STOCKERHOLDERS' EQUITY	$738,366	$904,062

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years
	Ended December 31,
	2024	2023

REVENUE	$-	$-

COST OF GOOD SOLD	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
General and administrative expenses	351,116	394,617
Professional fees	156,290	323,559
Depreciation & amortization	22,586	52,392

Total operating expenses	529,992	770,568

NET OPERATING LOSS	(529,992)	(770,568)

OTHER INCOME (EXPENSE)
Interest expense	(15,325)	(45,374)
Other income	35,000	(203,010)
Gain on disposal of fixed assets	-	988,375

TOTAL OTHER INCOME (EXPENSE)	(50,325)	739,991

NET LOSS BEFORE INCOME TAX	(510,317)	(30,577)

INCOME TAX EXPENSE	399	980

NET LOSS	(510,716)	(31,557)

OTHER COMPREHENSIVE INCOME (LOSS)	799	5,576

COMPREHENSIVE LOSS	$(509,917)	$(25,981)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

Outstanding - basic and fully diluted	124,132,685	123,709,123

Net loss per share - basic and fully diluted	$(0.004)	$(0.003)

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Years ended December 31, 2024 and 2023

							Total
	Common Stock		Additional	Subscriptions	Accumulated	Other	Stockholders'
	Shares	Amount	Paid-In Capital	Payable	Deficit	Comprehensive	Equity

Balance, December 31, 2022	123,482,685	$123,483	$83,796,857	$611,250	(84,361,006)	(788)	$169,796

Common stock issued for services	-	-	-	90,000	-	-	90,000

Imputed Interest on RP Loans	-	-	21,494	-	-	-	21,494

Net loss	-	-	-	-	(31,557)	-	(31,557)

Other comprehensive income, net	-	-	-	-	-	5,576	5,576

Balance, December 31, 2023	123,482,685	$123,483	$83,818,351	$701,250	(84,392,563)	4,788	$255,309

Common stock issued for services	1,950,000	1,950	347,050	(315,000)	-	-	34,000

Imputed Interest on RP Loans	-	-	1,200	-	-	-	1,200

Net loss	-	-	-	-	(510,716)	-	(510,716)

Other comprehensive income, net	-	-	-	-	-	(799)	(799)

Balance, December 31, 2024	125,432,685	$125,433	$84,166,601	$386,250	(84,903,279)	3,989	$(221,006)

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(510,716)	$(31,557)
Adjustments to reconcile to net loss to net cash used in operating activities:
Depreciation and amortization	22,586	52,392
Debt discount amortization	10,255	14,545
Gain on disposal of fixed asset	-	(988,375)
Imputed Interest on RP Loans	1,200	21,494
Estimated fair value of stock based compensation	20,000	-
Estimated fair value of shares issued for services	14,000	90,000
Decrease (increase) in assets
Prepaid expenses and deposits	(1,059)	(3,228)
Increase (decrease) in liabilities
Accounts Payable	(16,013)	(6,214)
Accrued expenses	44,223	(223,144)

NET CASH USED IN OPERATING ACTIVITIES	(415,524)	(1,074,087)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(10,000)
Proceeds from disposal of fixed asset	-	1,641,073

NET CASH PROVIDED IN INVESTING ACTIVITIES	-	1,631,073

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in due to officer	8,930	-
Proceeds from notes payable - related party	310,000	50,000
Repayments on notes payable - related party	(30,000)	(637,979)
Repayments on notes payable	(3,661)	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	285,269	(587,979)

NET CHANGE IN CASH	(130,255)	(30,993)

EFFECT OF EXCHANGE RATE ON CASH	(799)	5,576

CASH, BEGINNING OF PERIOD	290,409	315,826

CASH, END OF PERIOD	$159,355	$290,409

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the years ended December 31:

Income taxes	$399	$980
Interest paid	$1,216	$31,622

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(Audited)

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

Basis of Presentation:

The accompanying consolidated balance sheet at December 31, 2024, has been derived from audited consolidated financial statements and the unaudited condensed consolidated financial statements as of December 31, 2024 and 2023 ( the “financial statements”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related footnotes. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Interim result are not necessarily indicative of results for a full year.

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

Revenue Recognition

The Company is using the revenue recognition standard ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, and using the cumulative effect (modified retrospective) approach. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings at the date of initial application. No cumulative-effect adjustment in retained earnings was recorded as the Company’s has no historical revenue. The impact of the adoption of the new standard was not material to the Company’s consolidated financial statements. The Company did not earn revenue during the periods ended December 31, 2024 and 2023.  When the Company earns revenue, it will be recognized in accordance with FASB ASC 606 – Revenue from Contracts with Customers.

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

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. The Company recognized $212 and $2,911 of advertising and promotion costs for years ended December 31, 2024 and 2023.

Asset Retirement Obligations

The Company acquired a gas well on February 23, 2023, with a cost of $41,400. We are required to record a liability for the present value of our asset retirement obligation (“ARO”) to plug and abandon inactive-non-producing wells, facilities, and equipment, and to restore the land at the end of oil production operations. As a result, we accrued the full value of the cost amounting to $35,800 for plug and abandon non-operating well on the consolidated balance sheet as of December 31, 2024 and 2023.

Foreign Currency Transactions

Expenses are translated at the exchange rates in effect at the date of the transaction. Foreign currency denominated payables are translated at the rates of exchange at the balance sheet date. The resulting transaction gains and losses are recorded in the statement of income in the period incurred.

Assets and liabilities of those operations are translated at exchange rates in effect at the balance sheet date. Income and expenses are translated using the exchange rates on the transaction date for the reporting period. Translation adjustments, if any, are reported as a separate component of accumulated other comprehensive income. Transaction gain (loss) on foreign currency exchange rate was $799 and $5,576 for the years ended December 31, 2024 and 2023. For all significant foreign operations, the functional currency is the local currency.

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segments expenses. The amendments require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss. The amendments improve financials reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities. The Company adopted ASU No. 2023-07for our fiscal year 2024 annual financial statements and interim financial statements thereafter and have applied this standard retrospectively for all period presented in the consolidated financial statements. See Note 13 for more details on the Company’s segment information.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $84,903,279 and negative working capital of $769,481 at December 31, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new products and services to begin generating revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party

Notes Payable

From time to time, the Company has received short term loans from officers and directors as disclosed in Note 7 below. The Company has a total of $423,328 and $133,073 of note payable on the consolidated balance sheet as of December 31, 2024 and December 31, 2023, respectively.

From January 2022 to March 31, 2022, the Company received $4,000 and $500,000 loans from Nicole Breen and Glenn Martin, respectively. The $500,000 loan from Glenn Martin was replaced the $300,000 loan. From January 2023 to March 31, 2023, the Company paid off the remaining balance of the loan from Nicole Breen that originally was $37,500. From April 2023 to June 30, 2023, the Company received $50,000 from Nicole Breen. From July 2023 to September 30, 2023, the company paid off Glenn Marten’s loan of $500,000 and Nicole Breen’s loan of $50,000. From July 2024 to September, 2024, the Company received $10,000 from Glenn Marten. From September 2024 to December 31, 2024, the Company received $300,000 from Glenn Marten and the company paid off Glenn Marten’s loan of $5,000.

On May 2, 2022, the Company acquired the Hempirical Genetics, LLC from Jeffrey Miller, and then Jeffrey Miller became the executive officer of WEED, Inc. Based on the agreement, the Company owed Jeffrey Miller $120,000 as of June 30, 2023.

On July 1, 2022, Patrick Brodnik signed executive employee agreement with the Company, and become one of the related parties since that. On various dates during the third quarter 2022, the Company received advance of $3,661 from Patrick Brodnik at no interest. From April 2024 to June 2024, the Company paid off the advance of $3,661.

Services

Nicole M. Breen receives $1,500 a week in cash compensation for her services rendered to the Company.

Glenn E. Martin receives $8,000 a month in cash compensation for his services rendered to the Company.

Accrued Compensation

A total of $202,750 and $182,500 of officer compensation was unpaid and outstanding at December 31, 2024 and December 31, 2023, respectively.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2024 and December 31, 2023, respectively:

Fair Value Measurements at December 31, 2023

	Level 1	Level 2	Level 3
Assets
Cash	$290,409	$-	$-
Intangible assets, net	$-	$36,183	$-
Total assets	$290,409	$36,183	$-
Liabilities
Notes payable, related parties		$133,073
Notes payable	$-	$3,661	$-
Total liabilities	$-	$136,734	$-

Fair Value Measurements at December 31, 2024

	Level 1	Level 2	Level 3
Assets
Cash	$159,355	$-	$-
Intangible assets, net	$-	$33,583	$-
Total assets	$159,355	$33,583	$-
Liabilities
Notes payable, related parties		$423,328
Notes payable	$-	$-	$-
Total liabilities	$-	$423,328	$-

The fair values of our related party debts are deemed to approximate book value and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the year ended December 31, 2024 and 2023.

Note 5 – Property and Equipment

Property and equipment consist of the following at December 31, 2024 and December 31, 2023, respectively:

	December 31,	December 31,
	2024	2023

Office equipment	8,666	8,666
Furniture & Fixtures	5,479	5,479
Lab equipment	133,626	133,626

Land	258,319	258,319
Property	218,681	218,681
Property and equipment, gross	624,771	624,771
Less accumulated depreciation	(128,417)	(108,431)
Property and equipment, net	$496,354	$516,340

On July 24, 2023, the Company sold another La Veta property for $1,800,000 and $988,375 was record as gain on sale.

Depreciation expense totaled $19,986 and $49,791 for the years ended December 31, 2024 and 2023, respectively.

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

On December 31, 2024 and December 31, 2023, Intangibles consists of the following:

	December 31, 2024	December 31, 2023
Trademark	50,000	50,000
Grower License	667	667
Less: Accumulated amortization	(17,084)	(14,484)
Total other intangibles, Net	33,583	36,183

Amortization expense totaled $2,600 and $2,460 for the years ended December31, 2024 and 2023, respectively.

Note 7 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at December 31, 2024 and December 31, 2023, respectively:

	December 31, 2024	December 31, 2023
On April 12, 2010, the Company received an unsecured, non-interest-bearing loan in the amount of $2,000, due on demand from Robert Leitzman. Interest is being imputed at the Company’s estimated borrowing rate, or 10% per annum. The largest aggregate amount outstanding was $2,000 during the periods ended December 31, 2019 and December 31, 2018. Mr. Leitzman owns less than 1% of the Company’s common stock, however, the Mr. Leitzman is deemed to be a related party given the non-interest-bearing nature of the loan and the materiality of the debt at the time of origination.	$2,000	2,000

Over various dates in 2011 and 2012, the Company received unsecured loans in the aggregate amount of $10,000, due on demand, bearing interest at 10%, from Sandra Orman. The largest aggregate amount outstanding was $10,000 during the periods ended December 31, 2019 and December 31, 2018. Mrs. Orman owns less than 1% of the Company’s common stock, however, Mrs. Orman is deemed to be a related party given the nature of the loan and the materiality of the debt at the time of origination.	$10,000	10,000

On various dates in 2024, the company received the aggregate amount of $305,000 of advances, bearing interest at 5% and 12%, from Glenn Martin.	$305,000	$-

On May 2, 2022, the company acquired Hempirical Genetics, LLC with a note payable to the executive officer Jeffrey Miller with no interest. Payments of $25,000 and $60,000 were made toward the note in 2024 and 2023, respectively.	$120,000	$145,000

Notes payable, related parties	$437,000	$157,000

Less: Loan fee, net of amortization	13,672	23,927

Notes payable, related parties	$423,328	$133,073

Note 7 – Notes Payable, Related Parties (continued)

The Company recorded interest expense in the amount of $5,070 and $45,274 for the years ended December 31, 2024 and 2023, respectively, including debt amortization expense of $10,255 and $14,545 and imputed interest expense in the amount of $1,200 and $21,494, respectively, during such periods related to notes payable, related parties.

Note 8 – Notes Payable

Note payable consist of the following at December 31, 2024 and December 31, 2023, respectively:

	December 31, 2024	December 31, 2023

On various dates, the Company received advances from consultant, Patrick Brodnik, with 0% interest in 2022. The note was fully paid off in 2024.	$-	3,661

	$-	$3,661

The Company recognized interest expense of $0 and $0 related to the note payables for the years ended December 31, 2024 and 2023, respectively.

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

The rate implicit in lease is not readily determinable, and we therefore use incremental borrowing rate to determine the present value of the lease payments. The incremental borrowing rate used to determine the initial value of right-of-use (“ROU”) assets and lease liabilities during the period ended December 31, 2024, was 5.0%.

In May, 2022, we entered into a lease agreement of a hemp drying facility in Huachuca City, Arizona for $1,200 per month. The lease term began May 2, 2022 and ends May 2, 2026. As of December 31, 2024, we had lease liability of $18,538, and ROU assets of $18,538.

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

2024 Common Stock Activity

Common Stock Sales (2024)

No stocks were issued during the year ended December 31, 2024.

Common Stock Issued for Services (2024)

During the quarter ended June 30, 2024, 1,750,000 shares of common stocks valued at $315,000 were issued for the services, and such amount has been included in subscriptions payable.

During the quarter ended June 30, 2024, the Company agreed to issue an aggregate of 200,000 shares to consultants for services performed. The total fair value of common stock was $14,000 based on the closing price of the Company’s common stock earned on the measurement date.

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

Note 10 – Stockholders’ Equity (Continued)

Common Stock Warrants and Options

2024 Common Stock Warrant Activity

Common Stock Warrants Granted (2024)

No common stock warrants were granted during the year ended December 31, 2024.

Warrants Exercised (2024)

No warrants were exercised during the year ended December 31, 2024.

2023 Common Stock Warrant Activity

Common Stock Warrants Granted (2023)

No common stock warrants were granted during the year ended December 31, 2023.

Warrants Exercised (2023)

No warrants were exercised during the year ended December 31, 2023.

The stock option will expire on the tenth anniversary of the granted date, which is February 1, 2028. As of December 31, 2024, the stock option will expire in 37 months.

A summary of the Company’s stock option activity and related information is as follows:

	For the year ended December 31, 2023
	Number of	Average
	Shares	Price
Outstanding at the beginning of period	$6,000,000	$10.55
Granted		-
Exercised/Expired/Cancelled	-	-
Outstanding at the end of period	6,000,000	$10.55
Exercisable at the end of period	6,000,000	$10.55

	For the year ended December 31, 2024
	Number of	Average
	Shares	Price
Outstanding at the beginning of period	$6,000,000	$10.55
Granted	-	-
Exercised/Expired/Cancelled	-	-
Outstanding at the end of period	6,000,000	$10.55
Exercisable at the end of period	6,000,000	$10.55

Note 11 – Other Income

During the year ended December 31, 2024, the Company received a $35,000 settlement from the Titan laboratory deal. This amount represents refunds from the prepaid rent of a purchase deal that fell through in 2023.

Note 12 – Income Tax

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provided that deferred tax assets and liabilities, are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the years ended December 31, 2024 and year ended December 31, 2023, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2024 and December 31, 2023, the Company had approximately $510,317 and $30,577 of loss of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company’s deferred tax assets are as follows:

December 31, 2024
Deferred tax assets:
Net operating loss carry forward as of 12/31/2023	$17,900,966
Estimate Tax Loss December 31, 2024	510,317

NOL Carry Forward Cumulative as of 12/31/2024	18,411,283
Statutory Tax Rate	21%
Deferred Tax Asset	3,866,369
Valuation	(3,866,369)
Net Deferred Tax Asset	0

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2024 and December 31, 2023, respectively.

Note 13 – Segment Information

We operate in one reportable segment, which is the purchase of land, and building Commercial Grade “Cultivation Centers” to consult, assist, manage & lease to Licensed Dispensary owners and organic grow operators on a contract basis, with a concentration on the legal and medical marijuana sector. The Company’s CODM includes the chief executive officer and chief financial officer. The chief operating decision maker (“CODM”) regularly review and use the consolidated net loss, as reported on our Consolidated Statements of Operations and Comprehensive Loss in evaluating the overall performance of our single reporting segment. As a result, the Company has determined that it has only one reportable segment.

Although the Company has not generated revenue during the reporting period, it continues to incur expenses related to research and development, general and administrative activities, and other operational costs. The CODM uses these expense categories to assess the Company's performance and allocate resources.

The accounting policies of the single segment are the same as those described in the summary of significant accounting policies. There have been no significant changes in measurement methods from the prior year.

Geographically, we have no assets in a foreign country requiring separate disclosure.

The following table provides the significant expenses that management used to manage our one reportable segment:

	Year Ended December 31,
	2024	2023
General and administrative expenses	351,116	394,617
Professional fees	156,290	323,559
Depreciation and amortization	22,586	52,392
Total operating expenses	529,992	770,568

Note 14 – Subsequent Events

We have evaluated subsequent events through the filing date of this Form 10-K and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosures in the notes thereto.