Form 10-Q
period 2025-03-31
WEED, INC.
filed 2025-05-15
CIK 1393772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 14, 2025, there were 135,932,685 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1 Consolidated Financial Statements

The consolidated balance sheets as of March 31, 2025, (unaudited) and December 31, 2024, the consolidated statements of operations and comprehensive loss for the three ended March 31, 2025 and 2024, the consolidated statement of changes in stockholders’ equity (deficit) for the three ended March 31, 2025 and 2024, and the consolidated statements of cash flows for the three months ending March 31, 2025 and 2024, follow. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

3

WEED, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

WEED, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	(Unaudited) March 31,	December 31,
	2025	2024
ASSETS

CURRENT ASSETS:
Cash	$3,142	$159,355
Prepaid expenses	28,493	26,480
Other current asset	4,023	4,056

TOTAL CURRENT ASSETS	35,658	189,891

Land	258,319	258,319
Building	218,681	218,681
Computers & Equipment	147,771	147,771
Property and equipment, gross	624,771	624,771

Less: Accumulated depreciation	(133,389)	(128,417)

Property and equipment, net	491,382	496,354

Grower License	667	667
Trademark	50,000	50,000
Intangible assets, gross	50,667	50,667
Less: Accumulated amortization	(17,734)	(17,084)

Intangible assets, net	32,933	33,583

ROU asset	15,155	18,538

TOTAL ASSETS	$575,128	$738,366

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$170,208	$167,552
Accrued expense, related party	91,500	84,900
Accrued officer compensation	237,750	202,750
Accrued interest	19,707	16,851
Notes payable, related parties	340,891	423,328
Asset retirement obligation	35,800	35,800
Lease liability	15,155	18,538
Due to officer	10,353	9,653

TOTAL CURRENT LIABILITIES	921,364	959,372

TOTAL LIABILITIES	921,364	959,372

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 200,000,000 authorized, 135,932,685 and 125,432,685 issued and outstanding, respectively	135,933	125,433
Additional paid-in capital	84,471,401	84,166,601
Subscription payable	386,250	386,250
Accumulated deficit	(85,343,734)	(84,903,279)
Accumulated other comprehensive loss:
Foreign currency translation	3,914	3,989

TOTAL STOCKHOLDERS’ EQUITY	(346,236)	(221,006)

TOTAL LIABILITIES & STOCKERHOLDERS’ EQUITY	$575,128	$738,366

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months
	Ended March 31,
	2025	2024
REVENUE	$-	$-

COST OF GOODS SOLD	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
General and administrative expenses	383,268	136,565
Professional fees	45,847	25,203
Depreciation & amortization	5,622	5,721

Total operating expenses	434,737	167,489

NET OPERATING LOSS	(434,737)	(167,489)

OTHER INCOME (EXPENSE)
Interest expense	(5,718)	(3,163)

TOTAL OTHER INCOME (EXPENSE)	(5,718)	(3,163)

NET LOSS BEFORE INCOME TAX	(440,455)	(170,652)

INCOME TAX EXPENSE	-	-

NET LOSS	(440,455)	(170,652)

OTHER COMPREHENSIVE INCOME	75	17

COMPREHENSIVE LOSS	$(440,380)	$(170,635)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

Outstanding - basic and fully diluted	132,854,685	123,809,123

Net loss per share - basic and fully diluted	$(0.003)	$(0.0014)

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months ended March 31, 2025
(Unaudited)

			Additional				Total
	Common Stock		Paid-In	Subscriptions	Accumulated	Other	Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Comprehensive	Equity

Balance, December 31, 2023	123,482,685	$123,483	$83,818,351	$701,250	$(84,392,563)	$4,788	$255,309
Common stock sold for cash	-	-	-	-	-	-	-
Common stock issued for services	-	-	-	22,500	-	-	22,500
Imputed Interest on RP Loans	-	-	300	-	-	-	300
Net loss	-	-	-	-	(170,652)	-	(170,652)
Other comprehensive income, net	-	-	-	-	-	17 )	17 )
Balance, March 31, 2024	123,482,685	$123,483	$83,818,651	$723,750	(84,563,215)	4,805	$107,474
Common stock sold for cash	-	-	-	-	-	-	-
Common stock issued for services	1,950,000	1,950	347,050	(337,500)	-	-	11,500
Imputed Interest on RP Loans	-	-	300	-	-	-	300
Net loss	-	-	-	-	(110,953)	-	(110,953
Other comprehensive income, net	-	-	-	-	-	(804)	(804
Balance, June 30, 2024	125,432,685	$125,433	$84,166,001	$386,250	(84,674,168)	4,001	$7,517
Common stock sold for cash	-	-	-	-	-	-	-
Common stock issued for services	-	-	-	-	-	-	-
Imputed Interest on RP Loans	-	-	300	-	-	-	300
Net loss	-	-	-	-	(95,887)	-	(95,887
Other comprehensive income, net	-	-	-	-	-	(157)	(157
Balance, September 30, 2024	125,432,685	$125,433	$84,166,301	$386,250	(84,770,055)	3,844	$(88,227
Common stock sold for cash	-	-	-	-	-	-	-
Common stock issued for services	-	-	-	-	-	-	-
Imputed Interest on RP Loans	-	-	300	-	-	-	300
Net loss	-	-	-	-	(133,224)	-	(133,224)
Other comprehensive income, net	-	-	-	-	-	145	145
Balance, December 31, 2024	125,432,685	$125,433	$84,166,601	$386,250	$(84,903,279)	$3,989	$(221,006)
Common stock sold for cash	-	-	-	-	-	-	-
Common stock issued for services	10,500,000	10,500	304,500	-	-	-	315,000
Imputed Interest on RP Loans	-	-	300	-	-	-	300
Net loss	-	-	-	-	(440,455)	-	(440,455)
Other comprehensive income, net	-	-	-	-	-	(75)	(75)
Balance, March 31, 2025	135,932,685	$135,933	$84,471,401	$386,250	$(85,343,734)	$3,914	$(346,236)

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three
	Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(440,455)	$363,791
Adjustments to reconcile to net loss to net cash used in operating activities:
Depreciation and amortization	5,622	5,721
Debt discount amortization	2,563	2,564
Imputed Interest on RP Loans	300	300
Estimated fair value of stock based compensation	300,000	-
Estimated fair value of shares issued for services	15,000	22,500
Decrease (increase) in assets
Prepaid expenses and deposits	(1,980)	(14,172)
Increase (decrease) in liabilities
Accounts Payable	2,656	(42,174)
Accrued expenses	44,456	(197,471)

NET CASH USED IN OPERATING ACTIVITIES	(71,838)	(177,730)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in due to officer	700	-
Proceeds from notes payable – related party	45,000	-
Repayments on notes payable – related party	(130,000)	(10,000)

NET CASH USED IN FINANCING ACTIVITIES	(84,300)	(10,000)

NET CHANGE IN CASH	(156,138)	(187,730)

EFFECT OF EXCHANGE RATE ON CASH	(75)	17

CASH, BEGINNING OF PERIOD	159,355	290,409

CASH, END OF PERIOD	$3,142	$102,696

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the periods ended March 31:

Income taxes	$-	$-
Interest paid	$298	$299

The accompanying notes are an integral part of the consolidated financial statements

 WEED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

Basis of Presentation:

The accompanying consolidated balance sheet at December 31, 2024, has been derived from audited consolidated financial statements and the unaudited condensed consolidated financial statements as of March 31, 2025 and 2024 ( the “financial statements”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related footnotes. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Interim result are not necessarily indicative of results for a full year.

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

Revenue Recognition

The Company is using the revenue recognition standard ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, and using the cumulative effect (modified retrospective) approach. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings at the date of initial application. No cumulative-effect adjustment in retained earnings was recorded as the Company’s has no historical revenue. The impact of the adoption of the new standard was not material to the Company’s consolidated financial statements. The Company did not earn revenue during the periods ended March 31, 2025 and 2024. When the Company earns revenue, it will be recognized in accordance with FASB ASC 606 – Revenue from Contracts with Customers.

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

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. The Company recognized $55 and $0 of advertising and promotion costs for nine months ended September 30, 2024 and 2023.

Asset Retirement Obligations

The Company acquired a gas well on February 23, 2023, with a cost of $41,400. We are required to record a liability for the present value of our asset retirement obligation (“ARO”) to plug and abandon inactive-non-producing wells, facilities, and equipment, and to restore the land at the end of oil production operations. As a result, we accrued the full value of the cost amounting to $35,800 for plug and abandon non-operating well on the consolidated balance sheet as of March 31, 2025 and December 31, 2024.

Foreign Currency Transactions

Expenses are translated at the exchange rates in effect at the date of the transaction. Foreign currency denominated payables are translated at the rates of exchange at the balance sheet date. The resulting transaction gains and losses are recorded in the statement of income in the period incurred.

Assets and liabilities of those operations are translated at exchange rates in effect at the balance sheet date. Income and expenses are translated using the exchange rates on the transaction date for the reporting period. Translation adjustments, if any, are reported as a separate component of accumulated other comprehensive income. Transaction gain (loss) on foreign currency exchange rate was $75 and $17 for three months ended March 31, 2025 and 2024. For all significant foreign operations, the functional currency is the local currency.

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.  The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segments expenses.  The amendments require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition.  The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss.  The amendments improve financials reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities.  The Company adopted ASU No. 2023-07 for our fiscal year 2024 annual financial statements and interim financial statements thereafter and have applied this standard retrospectively for all period presented in the consolidated financial statements.  See Note 13 for more details on the Company’s segment information.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $85,343,734 and negative working capital of $885,706 at March 31, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new products and services to begin generating revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party

Notes Payable

From time to time, the Company has received short term loans from officers and directors as disclosed in Note 7 below. The Company has a total of $340,891 and $423,328 of note payable on the consolidated balance sheet as of March 31, 2025 and December 31, 2024, respectively.

From January 2022 to March 31, 2022, the Company received $4,000 and $500,000 loans from Nicole Breen and Glenn Martin, respectively. The $500,000 loan from Glenn Martin was replaced the $300,000 loan. From January 2023 to March 31, 2023, the Company paid off the remaining balance of the loan from Nicole Breen that originally was $37,500. From April 2023 to June 30, 2023, the Company received $50,000 from Nicole Breen. From July 2023 to September 30, 2023, the Company paid off Glenn Marten’s loan of $500,000 and Nicole Breen’s loan of $50,000. From July 2024 to September, 2024, the Company received $10,000 from Glenn Marten. From September 2024 to December 31, 2024, the Company received $300,000 from Glenn Marten and the company paid off Glenn Marten’s loan of $5,000. From January 1, 2025 to March 31, 2025, the Company received $45,000 from Glenn Marten and the company paid off Glenn Marten’s loan of $130,000.

On May 2, 2022, the Company acquired the Hempirical Genetics, LLC from Jeffrey Miller, and then Jeffrey Miller became the executive officer of WEED, Inc., with a note payable to the executive officer Jeffrey Miller with no interest. Payments of $10,000 and $60,000 were made toward the note in 2024 and 2023, respectively. Based on the agreement, the Company owed Jeffrey Miller $120,000 as of March 31, 2025.

On July 1, 2022, Patrick Brodnik signed an executive employee agreement with the Company, and become one of the related parties since that. On various dates during the third quarter 2022, the Company received advance of $3,661 from Patrick Brodnik at no interest. From April 2024 to June 2024, the Company paid off the advance of $3,787.

Note 3 – Related Party (continued)

Services

Nicole M. Breen receives $8,000 a month in cash compensation for her services rendered to the Company.

Glenn E. Martin receives $7,000 a month in cash compensation for his services rendered to the Company.

Accrued Expense

A total of $91,500 and $84,900 of accrued expenses related to rent was unpaid and outstanding at March 31, 2025 and December 31, 2024, respectively.

Accrued Compensation

A total of $237,750 and $202,750 of officer compensation was unpaid and outstanding at March 31, 2025 and December 31, 2024, respectively.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2025 and December 31, 2024, respectively:

Fair Value Measurements at December 31, 2024

	Level 1	Level 2	Level 3
Assets
Cash	$159,355	$-	$-
Intangible assets, net	$-	$33,583	$-
Total assets	$159,355	$33,583	$-
Liabilities
Notes payable, related parties	$-	$423,328	$-
Notes payable	$-	$-	$-
Total liabilities	$-	$423,328	$-

Fair Value Measurements at March 31, 2025

	Level 1	Level 2	Level 3
Assets
Cash	$3,142	$-	$-
Intangible assets, net	$-	$32,933	$-
Total assets	$3,142	$32,933	$-
Liabilities
Notes payable, related parties	$-	$340,891	$-
Notes payable	$-	$-	$-
Total liabilities	$-	$340,891	$-

Note 4 – Fair Value of Financial Instruments (continued)

The fair values of our related party debts are deemed to approximate book value and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the three months ended March 31, 2025 and the year ended December 31, 2024.

Note 5 – Property and Equipment

Property and equipment consist of the following at March 31, 2025 and December 31, 2024, respectively:

	March 31,	December 31,
	2025	2024

Office equipment	$8,667	$8,667
Furniture & Fixtures	5,479	9
Lab equipment	133,626	133,626

Land	258,319	258,319
Property	218,680	218,681
Property and equipment, gross	624,771	624,771
Less accumulated depreciation	(133,389)	(128,417)
Property and equipment, net	$491,382	$496,354

Depreciation expense totaled $5,622 and $5,071 for the three months March 31, 2025 and 2024, respectively.

Note 6 – Intangible Assets

Intangibles

In accordance with FASB ASC 350, “Intangibles-Goodwill and Other”, the Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The US and Europe trademarks were acquired for $40,000 and $510,000, respectively, for the year ended December 31, 2018. Trademarks are initially measured based on their fair value and amortized by 10 and 25 years.

Acquisition intangible assets arising out of the acquisition of Hempirical Genetics, LLC. That should, in accordance with GAAP, be classified as intangibles, include goodwill.

On March 31, 2025 and December 31, 2024, Intangibles consists of the following:

	March 31, 2025	December 31, 2024
Trademark	50,000	50,000
Grower License	667	667
Less: Accumulated amortization	(17,734)	(17,084)
Total other intangibles, Net	32,933	33,583

Amortization expense totaled $650 and $650 for the three months ended March 31, 2025 and 2024, respectively.

Note 7 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at March 31, 2025 and December 31, 2024, respectively:

	March 31, 2025	December 31, 2024
On April 12, 2010, the Company received an unsecured, non-interest-bearing loan in the amount of $2,000, due on demand from Robert Leitzman. Interest is being imputed at the Company’s estimated borrowing rate, or 10% per annum. The largest aggregate amount outstanding was $2,000 during the periods ended December 31, 2019 and December 31, 2018. Mr. Leitzman owns less than 1% of the Company’s common stock, however, the Mr. Leitzman is deemed to be a related party given the non-interest-bearing nature of the loan and the materiality of the debt at the time of origination.	$2,000	$2,000

Over various dates in 2011 and 2012, the Company received unsecured loans in the aggregate amount of $10,000, due on demand, bearing interest at 10%, from Sandra Orman. The largest aggregate amount outstanding was $10,000 during the periods ended December 31, 2019 and December 31, 2018. Mrs. Orman owns less than 1% of the Company’s common stock, however, Mrs. Orman is deemed to be a related party given the nature of the loan and the materiality of the debt at the time of origination.	$10,000	$10,000

On various dates in 2024 and 2025, the company received the aggregate amount of $305,000 and $45,000 of advances, bearing interest at 5% and 12%, from Glenn Martin. Payments of $130,000 were made to Mr. Martin in January 2025.	$220,000	$305,000

On May 2, 2022, the company acquired Hempirical Genetics, LLC with a note payable to the executive officer Jeffrey Miller with no interest. Payments of $10,000 and $60,000 were made toward the note in 2024 and 2023, respectively.	$120,000	$120,000

Note 7 – Notes Payable, Related Parties (continued)

	March 31, 2025	December 31, 2024

Notes payable, related parties	$352,000	$437,000

Less: Loan fee, net of amortization	$11,109	$13,672

Notes payable, related parties	$340,891	$423,328

The Company recorded interest expense in the amount of $3,154 and $599 for the three months ended March 31, 2025 and 2024, respectively, including imputed interest expense in the amount of $300 and $300 during such periods related to notes payable, related parties.

Note 8 – Commitments and Contingencies

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

The rate implicit in lease is not readily determinable, and we therefore use incremental borrowing rate to determine the present value of the lease payments. The incremental borrowing rate used to determine the initial value of right-of-use (“ROU”) assets and lease liabilities during the period ended March 31, 2025, was 5.0%.

In May, 2022, we entered into a lease agreement of a hemp drying facility in Huachuca City, Arizona for $1,200 per month. The lease term began May 2, 2022 and ends May 2, 2026. As of March 31, 2025, we had lease liability of $15,155, and ROU assets of 15,155.

Note 8 – Commitments and Contingencies (continued)

Legal Proceedings

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

Note 9 – Stockholders’ Equity

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

2025 Common Stock Activity

Common Stock Sales (2025)

No shares of common stock were sold during the quarter ended March 31, 2025.

Common Stock Issued for Services (2025)

During the quarter ended March 31, 2025, 10,000,000 shares of common stocks valued at $300,000 were issued for the services.

During the quarter ended March 31, 2025, the Company agreed to issue an aggregate of 500,000 shares to consultants for services performed. The total fair value of common stock was $15,000 based on the closing price of the Company’s common stock earned on the measurement date.

Common Stock Cancellations

No shares of common stock were cancelled during the three months ended March 31, 2025.

2024 Common Stock Activity

Common Stock Sales (2024)

No shares of common stock were sold during the year ended December 31, 2024.

Common Stock Issued for Services (2024)

During the quarter ended June 30, 2024, 1,750,000 shares of common stock valued at $315,000 were issued for the services, and such amount has been included in subscriptions payable.

During the quarter ended June 30, 2024, the Company agreed to issue an aggregate of 200,000 shares to consultants for services performed. The total fair value of common stock was $14,000 based on the closing price of the Company’s common stock earned on the measurement date.

Common Stock Cancellations

No shares of common stock were cancelled during the year ended December 31, 2024.

Note 9 – Stockholders’ Equity (continued)

Common Stock Warrants and Options

2025 Common Stock Warrant Activity

Common Stock Warrants Granted (2025)

No common stock warrants were granted during the quarter ended March 31, 2025.

Warrants Exercised (2025)

No warrants were exercised during the quarter ended March 31, 2025.

2024 Common Stock Warrant Activity

Common Stock Warrants Granted (2024)

No common stock warrants were granted during the year ended December 31, 2024.

Warrants Exercised (2024)

No warrants were exercised during the year ended December 31, 2024.

The stock option will expire on the tenth anniversary of the granted date, which is February 1, 2028. As of March 31, 2025, the stock option will expire in 40 months.

A summary of the Company’s stock option activity and related information is as follows:

	For the year ended December 31, 2024
	Number of	Average
	Shares	Price
Outstanding at the beginning of period	6,000,000	$10.55
Granted		-
Exercised/Expired/Cancelled	-	-
Outstanding at the end of period	6,000,000	$10.55
Exercisable at the end of period	6,000,000	$10.55

	For the year quarter ended March 31, 2025
	Number of	Average
	Shares	Price
Outstanding at the beginning of period	6,000,000	$10.55
Granted	-	-
Exercised/Expired/Cancelled	-	-
Outstanding at the end of period	6,000,000	$10.55
Exercisable at the end of period	6,000,000	$10.55

Note 10 – Income Tax

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provided that deferred tax assets and liabilities, are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the three months ended March 31, 2025 and year ended December 31, 2024, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2025 and December 31, 2024, the Company had approximately $440,455 and $510,317 of loss of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company’s deferred tax assets are as follows:

March 31, 2025
Deferred tax assets:
Net operating loss carry forward as of 12/31/2024	$18,411,283
Estimate Tax Loss March 31, 2025	440,455

NOL Carry Forward Cumulative as of 3/31/2025	18,851,738
Statutory Tax Rate	21%
Deferred Tax Asset	3,958,865
Valuation	(3,958,865)
Net Deferred Tax Asset	0

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2025 and December 31, 2024, respectively.

Note 11 – Segment Information

We operate in one reportable segment, which is the purchase of land, and building Commercial Grade “Cultivation Centers” to consult, assist, manage and lease to Licensed Dispensary owners and organic grow operators on a contract basis, with a concentration on the legal and medical marijuana sector. The Company’s CODM includes the chief executive officer and chief financial officer.  The chief operating decision maker (“CODM”) regularly review and use the consolidated net loss, as reported on our Consolidated Statements of Operations and Comprehensive Loss in evaluating the overall performance of our single reporting segment.  As a result, the Company has determined that it has only one reportable segment.

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

Geographically, we have no assets in a foreign country requiring separate disclosure.

The following table provides the significant expenses that management used to manage our one reportable segment:

	March 31, 2025	March 31, 2024
General and administrative expenses	383,268	136,565
Professional fees	45,847	25,203
Depreciation and amortization	5,622	5,721
Total operating expenses	434,737	167,489

Note 12 – Subsequent Events

We have evaluated subsequent events through the filing date of this Form 10-Q and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosures in the notes thereto.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our first business opportunity was, and continues to be, through our wholly-owned subsidiary, Sangre AT, LLC (“Sangre”), where we are focused on the development and application of cannabis-derived compounds for the treatment of human disease and animal ailments. To that end Sangre, was working on a planned five-year Cannabis Genomic Study to complete a genetic blueprint of the Cannabis plant genus, by creating a global genomic classification of the entire plant. Sangre completed a 1-2 year Pilot Study in 2017 & 2018 at the University of Texas-Galveston thru Industrial Metagenomics at a cost of nearly $1 million USD. Sangre completed the pilot study with 30 cultivars from strains collected worldwide that included 30 strains (twenty-four female and six male). These results are highly proprietary and the basis of future studies to come. We need to raise additional funds to continue the next steps in our Cannabis Genomic Study and no work is being conducted now until further funds are available.

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

In conjunction with WEED Israel Cannabis Ltd., we made arrangements with Professor Elka Touitou to be available to be the head of WEEDs Israeli Advisory Board to lead and assist us with clinical trials in cannabis & hemp research studies in Israel. Professor Touitou was the Head of the Innovative Dermal, Transdermal and Transmucosal Delivery Lab at the Institute of Drug Research, The School of Pharmacy, HUJ, now retired but still has HUJ clinical trial & independent studies/lab privileges. Professor Touitou is an internationally renowned authority in the field of drug delivery and design of new technologies for efficient administration of drugs and development of new products. Professor Touitou has been involved in Cannabinoid research since 1988 at The Hebrew University of Jerusalem, (HUJ) Jerusalem, Israel. Previously, WEED was in the process of buying Professor Touitou’s various patents to include the bioavailability aspects of the cannabaceae plant. However, after expending over $500,000 USD to acquire the Professor Touitou’s patents, we had to terminate the agreement in 2019 due to the downturn of the Cannabis marketplace, and specifically as to public cannabis companies, which could not be resumed due to the Covid pandemic that was/is still ongoing globally. We have kept in constant contact with Professor Touitou thru our Managing Director of WEED Israel, Mr. Elliot Kwestel. As of 2022, Dr. Touitou still has interest in working with WEED to complete the purchase of her patents and begin clinical trials upon proper funding. WEED looks to achieve that funding through offerings of our securities.

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

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Results of Operations

	Three Months Ended
	March 31,
	2025	2024
Revenue	$-	$-

Operating expenses:

General and administrative	383,268	136,565
Professional fees	45,847	25,203
Depreciation and amortization	5,622	5,721
Total operating expenses	(434,737)	(167,489)

Net operating loss	(434,737)	(167,489)

Other income (expense)
Interest expense	(5,718)	(3,163)
Total other income (expense)	$(5,718)	$(3,163)

Net Loss	$(440,455)	$(170,652)

Other Comprehensive Income	75	17

Comprehensive Loss	$(440,380)	$(170,635)

Operating Loss; Net Loss

Our comprehensive net loss increased by $269,745, from $(170,635) to $(440,380), from the three months ended March 31, 2024, compared to the three months ended March 31, 2025. Our net operating loss increased by $267,248 from $(170,053) to $(437,301) for the same period. The increase in our comprehensive net loss and operating loss is primarily a result of increases in general and administrative expenses and professional fees. These changes are detailed below.

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

General and Administrative Expenses

General and administrative expenses increased by $246,703, from $136,565 for the three months ended March 31, 2024, to $383,268 for the three months ended March 31, 2025, primarily due to increases in our consulting services and salary.

Professional Fees

Our professional fees increased by $20,644 during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. Our professional fees were $45,847 for the three months ended March 31, 2025, and $25,203 for the three months ended March 31, 2024. These fees are largely related to fees paid for legal and accounting services, along with compensation to independent contractors. We expect these fees to vary quarter-to-quarter as our business and stock price fluctuate if we continue to use stock-based compensation. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization

During the three months ended March 31, 2025, we had depreciation and amortization expense of $5,622, compared to $5,721 in the three months ended March 31, 2024. Our depreciation and amortization expense primarily relates to our property and trademark acquisitions.

Interest Expense

                Interest expense increased from $(3,163) for the three months ended March 31, 2024, to $(5,718) for the three months ended March 31, 2025. Our interest expense primarily relates to notes payable from related parties.

Liquidity and Capital Resources

Introduction

During the three months ended March 31, 2025, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of March 31, 2025 was $3,142 and our monthly cash flow burn rate was approximately $52,000. We currently do not believe we will be able to satisfy our cash needs from our revenues for many years to come.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2025, and December 31, 2024, respectively, are as follows:

	March 31, 2025	December 31, 2024	Change

Cash	$3,142	$159,355	$(156,213)
Total Current Assets	35,658	189,891	(154,233)
Total Assets	575,128	738,366	(163,238)
Total Current Liabilities	921,364	959,372	(38,008)
Total Liabilities	$921,364	$959,372	$(38,008)

Our total assets decreased by $163,238 as of March 31, 2025, as compared to December 31, 2024. The decrease in our total assets between the two periods was attributed primarily to decreases in cash.

Our current liabilities and total liabilities decreased by $38,008, as of March 31, 2025, as compared to December 31, 2024. This decrease was primarily due to decreases in notes payable, related parties and partially offset by increases in accrued officer compensation.

In order to pay our obligations in full or in part when due, we will be required to raise capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available of $3,142 and $159,355 as of March 31, 2025 and December 31, 2024, respectively. Based on our lack of revenues, our cash on hand and current monthly burn rate of approximately $52,000, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $71,838 for the three months ended March 31, 2025, as compared to $177,730 for the three months ended March 31, 2024. For the period in 2025, the net cash used in operating activities consisted primarily of our net loss of $(440,455), adjusted by depreciation and amortization of $5,622, debt discount amortization of $2,563, estimated fair value of stock based compensation and shares issued for services of $300,000 and $15,000, respectively, and accrued expenses of $44,456. For the period in 2024, the net cash used in operating activities consisted primarily of our net loss of $(170,652), adjusted by depreciation and amortization of $5,721, debt discount amortization of $2,564, estimated fair value of shares issued for services of $22,500,  and further adjusted by accrued expenses of $(46,999).

Investments

For the three months ended March 31, 2025 and 2024, we had no cash flows provided from investing activities.

Financing

Our net cash used in financing activities for the three months ended March 31, 2025, was $(84,300), compared to $(10,000) for the three months ended March 31, 2024. For the period in 2025, our financing activities related to proceeds of note payable of $45,000, offset by repayments of notes payable-related party of $(130,000). For the period in 2024, our financing activities related to repayments of notes payable-related party of $(10,000).

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

As of March 31, 2025, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2025 to the same extent they were not effective as of December 31, 2024.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2025, we issued the following unregistered securities:

Common Stock Sales

We did not sell any shares of our common stock during the three months ended March 31, 2025.

Common Stock Issued

During the quarter ended March 31, 2025, 10,000,000 shares of common stocks valued at $300,000 were issued for the services.

During the quarter ended March 31, 2025, the Company agreed to issue an aggregate of 500,000 shares to consultants for services performed. The total fair value of common stock was $15,000 based on the closing price of the Company’s common stock earned on the measurement date.

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

WEED, Inc.

Dated: May 15, 2025	By:	/s/ Glenn E. Martin
Glenn E. Martin
	Its:	President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer) (Principal Financial Officer)

