Form 10-Q
period 2025-06-30
WEED, INC.
filed 2025-08-14
CIK 1393772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 13, 2025, there were 135,932,685 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1 Consolidated Financial Statements

The consolidated balance sheets as of June 30, 2025, (unaudited) and December 31, 2024, the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024, the consolidated statement of changes in stockholders’ equity (deficit) for the three and six months ended June 31, 2025 and 2024, and the consolidated statements of cash flows for the three and six months ending June 30, 2025 and 2024, follow. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

3

WEED, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

WEED, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	(Unaudited) June 30,	December 31,
	2025	2024
ASSETS

CURRENT ASSETS:
Cash	$5,350	$159,355
Prepaid expenses	8,600	26,480
Other current asset	4,532	4,056

TOTAL CURRENT ASSETS	18,482	189,891

Land	258,319	258,319
Building	218,681	218,681
Computers & Equipment	147,771	147,771
Property and equipment, gross	624,771	624,771

Less: Accumulated depreciation	(138,360)	(128,417)

Property and equipment, net	486,411	496,354

Grower License	667	667
Trademark	50,000	50,000
Intangible assets, gross	50,667	50,667
Less: Accumulated amortization	(18,384)	(17,084)

Intangible assets, net	32,283	33,583

ROU asset	11,730	18,538

TOTAL ASSETS	$548,906	$738,366

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$190,571	$167,552
Accrued expense	98,100	84,900
Accrued officer compensation	281,250	202,750
Accrued interest	23,574	16,851
Notes payable, related parties	345,455	423,328
Asset retirement obligation	35,800	35,800
Lease liability	11,730	18,538
Due to officer	10,353	9,653

TOTAL CURRENT LIABILITIES	996,833	959,372

TOTAL LIABILITIES	996,833	959,372

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 200,000,000 authorized, 135,932,685 and 125,432,685 issued and outstanding, respectively	135,933	125,433
Additional paid-in capital	84,478,438	84,166,601
Subscription payable	386,250	386,250
Accumulated deficit	(85,451,350)	(84,903,279)
Accumulated other comprehensive loss:
Foreign currency translation	2,802	3,989

TOTAL STOCKHOLDERS’ EQUITY	(447,927)	(221,006)

TOTAL LIABILITIES & STOCKERHOLDERS’ EQUITY	$548,906	$738,366

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	64,052	85,296	447,320	221,861
Professional fees	24,372	51,474	70,219	76,677
Depreciation & amortization	5,621	8,185	11,243	16,470

Total operating expenses	94,045	144,955	528,782	315,008

NET OPERATING LOSS	(94,045)	(144,955)	(528,782)	(315,008)

OTHER INCOME (EXPENSE)
Interest expense	(13,571)	(599)	(19,289)	(1,198)
Other income (expense)	-	35,000	-	35,000
TOTAL OTHER INCOME (EXPENSE)	13,571	34,401	19,289	33,802

NET LESS BEFORE INCOME TAX	(107,616)	(110,554)	(548,071)	(281,206)

INCOME TAX EXPENSE	-	399	-	399

NET LOSS	(107,616)	(110,953)	(548,071)	(281,605)

OTHER COMPREHENSIVE INCOME (LOSS)	1,112	(804)	1,187	(787)

COMPREHENSIVE LOSS	$(106,504)	$(111,757)	$(546,884)	$(282,392)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

Outstanding - basic and fully diluted	135,932,685	126,270,894	134,192,354	125,176,789

Net loss per share - basic and fully diluted	$(0.001)	$(0.001)	$(0.004)	$-

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months ended June 30, 2025
(Unaudited)

			Additional				Total
	Common Stock		Paid-In	Subscriptions	Accumulated	Other	Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Comprehensive	Equity

Balance, December 31, 2023	123,482,685	$123,483	$83,818,351	$701,250	$(84,392,563)	$4,788	$255,309
Common stock sold for cash	-	-	-	-	-	-	-
Common stock issued for services	-	-	-	22,500	-	-	22,500
Imputed Interest on RP Loans	-	-	300	-	-	-	300
Net loss	-	-	-	-	(170,652)	-	(170,652)
Other comprehensive income, net	-	-	-	-	-	(17)	(17)
Balance, March 31, 2024	123,482,685	$123,483	$83,818,651	$723,750	(84,563,215)	4,805	$107,474
Common stock sold for cash	-	-	-	-	-	-	-
Common stock issued for services	1,950,000	1,950	347,050	(337,500)	-	-	11,500
Imputed Interest on RP Loans	-	-	300	-	-	-	300
Net loss	-	-	-	-	(110,953)	-	(110,953)
Other comprehensive income, net	-	-	-	-	-	(804)	(804)
Balance, June 30, 2024	125,432,685	$125,433	$84,166,001	$386,250	(84,674,168)	4,001	$7,517
Common stock sold for cash	-	-	-	-	-	-	-
Common stock issued for services	-	-	-	-	-	-	-
Imputed Interest on RP Loans	-	-	300	-	-	-	300
Net loss	-	-	-	-	(95,887)	-	(95,887)
Other comprehensive income, net	-	-	-	-	-	(157)	(157)
Balance, September 30, 2024	125,432,685	$125,433	$84,166,301	$386,250	(84,770,055)	3,844	$(88,227)
Common stock sold for cash	-	-	-	-	-	-	-
Common stock issued for services	-	-	-	-	-	-	-
Imputed Interest on RP Loans	-	-	300	-	-	-	300
Net loss	-	-	-	-	(133,224)	-	(133,224)
Other comprehensive income, net	-	-	-	-	-	145	145
Balance, December 31, 2024	125,432,685	$125,433	$84,166,601	$386,250	$(84,903,279)	$3,989	$(221,006)
Common stock sold for cash	-	-	-	-	-	-	-
Common stock issued for services	10,500,000	10,500	304,500	-	-	-	315,000
Imputed Interest on RP Loans	-	-	300	-	-	-	300
Net loss	-	-	-	-	(440,455)	-	(440,455)
Other comprehensive income, net	-	-	-	-	-	(75)	(75)
Balance, March 31, 2025	135,932,685	$135,933	$84,471,401	$386,250	$(85,343,734)	$3,914	$(346,236)
Common stock sold for cash	-	-	-	-	-	-	-
Common stock issued for services	-	-	-	-	-	-	-
Imputed Interest on RP Loans	-	-	7,037	-	-	-	7,037
Net loss	-	-	-	-	(107,616)	-	(107,616)
Other comprehensive income, net	-	-	-	-	-	(1,112)	(1,112)
Balance, June 30, 2025	135,932,685	$135,933	$84,478,438	$386,250	$(85,451,350)	$2,802	$(447,927)

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six
	Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(548,071)	$(281,605)
Adjustments to reconcile to net loss to net cash used in operating activities:
Depreciation and amortization	11,243	11,343
Debt discount amortization	5,127	5,127
Imputed Interest on RP Loans	7,337	600
Estimated fair value of stock based compensation	300,000	20,000
Estimated fair value of shares issued for services	15,000	14,000
Decrease (increase) in assets
Prepaid expenses and deposits	17,404	(7,709)
Increase (decrease) in liabilities
Accounts Payable	23,018	(6,789)
Accrued expenses	98,423	(29,836)

NET CASH USED IN OPERATING ACTIVITIES	(70,519)	(259,451)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in due to officer	700	-
Proceeds from notes payable – related party	47,000	-
Repayments on notes payable – related party	(130,000)	(15,000)

NET CASH USED IN FINANCING ACTIVITIES	(82,300)	(15,000)

NET CHANGE IN CASH	(152,819)	(274,451)

EFFECT OF EXCHANGE RATE ON CASH	(1,186)	787

CASH, BEGINNING OF PERIOD	159,355	290,409

CASH, END OF PERIOD	$5,350	$16,745

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the periods ended December 31:

Income taxes	$-	$399
Interest paid	$7,440	$13,598

The accompanying notes are an integral part of the consolidated financial statements

 WEED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

Basis of Presentation:

The accompanying consolidated balance sheet at December 31, 2024, has been derived from audited consolidated financial statements and the unaudited condensed consolidated financial statements as of June 30, 2025 and 2024 ( the “financial statements”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related footnotes. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Interim result are not necessarily indicative of results for a full year.

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

Revenue Recognition

The Company is using the revenue recognition standard ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, and using the cumulative effect (modified retrospective) approach. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings at the date of initial application. No cumulative-effect adjustment in retained earnings was recorded as the Company’s has no historical revenue. The impact of the adoption of the new standard was not material to the Company’s consolidated financial statements. The Company did not earn revenue during the periods ended June 30, 2025 and 2024. When the Company earns revenue, it will be recognized in accordance with FASB ASC 606 – Revenue from Contracts with Customers.

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

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. The Company recognized $111 and $78 of advertising and promotion costs for six months ended June 30, 2025 and 2024.

Asset Retirement Obligations

The Company acquired a gas well on February 23, 2023, with a cost of $41,400. We are required to record a liability for the present value of our asset retirement obligation (“ARO”) to plug and abandon inactive-non-producing wells, facilities, and equipment, and to restore the land at the end of oil production operations. As a result, we accrued the full value of the cost amounting to $35,800 for plug and abandon non-operating well on the consolidated balance sheet as of June 30, 2025 and December 31, 2024.

Foreign Currency Transactions

Expenses are translated at the exchange rates in effect at the date of the transaction. Foreign currency denominated payables are translated at the rates of exchange at the balance sheet date. The resulting transaction gains and losses are recorded in the statement of income in the period incurred.

Assets and liabilities of those operations are translated at exchange rates in effect at the balance sheet date. Income and expenses are translated using the exchange rates on the transaction date for the reporting period. Translation adjustments, if any, are reported as a separate component of accumulated other comprehensive income. Transaction gain (loss) on foreign currency exchange rate was $1,187 and $787 for the six months ended June 30, 2025 and 2024. For all significant foreign operations, the functional currency is the local currency.

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.  The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segments expenses.  The amendments require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition.  The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss.  The amendments improve financials reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities.  The Company adopted ASU No. 2023-07 for our fiscal year 2024 annual financial statements and interim financial statements thereafter and have applied this standard retrospectively for all period presented in the consolidated financial statements.  See Note 11 for more details on the Company’s segment information.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $85,451,350 and negative working capital of $978,351 at June 30, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new products and services to begin generating revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party

Notes Payable

From time to time, the Company has received short term loans from officers and directors as disclosed in Note 7 below. The Company has a total of $345,455 and $423,328 of note payable on the consolidated balance sheet as of June 30, 2025 and December 31, 2024, respectively.

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

From April 2025 to June 30, 2025, the Company received $2,000 from Glenn Marten.

On May 2, 2022, the Company acquired the Hempirical Genetics, LLC from Jeffrey Miller, and then Jeffrey Miller became the executive officer of WEED, Inc., with a note payable to the executive officer Jeffrey Miller with no interest. Payments of $10,000 and $60,000 were made toward the note in 2024 and 2023, respectively. Based on the agreement, the Company owed Jeffrey Miller $120,000 as of June 30, 2025.

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

Accrued Expense

A total of $98,100 and $84,900 of accrued expenses related to rent was unpaid and outstanding at June 30, 2025 and December 31, 2024, respectively.

Accrued Compensation

A total of $281,250 and $202,750 of officer compensation was unpaid and outstanding at June 30, 2025 and December 31, 2024, respectively.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2025 and December 31, 2024, respectively:

Fair Value Measurements at December 31, 2024

	Level 1	Level 2	Level 3
Assets
Cash	$159,355	$-	$-
Intangible assets, net	$-	$33,583	$-
Total assets	$159,355	$33,583	$-
Liabilities
Notes payable, related parties	$-	$423,328	$-
Notes payable	$-	$-	$-
Total liabilities	$-	$423,328	$-

Fair Value Measurements at June 30, 2025

	Level 1	Level 2	Level 3
Assets
Cash	$5,350	$-	$-
Intangible assets, net	$-	$32,283	$-
Total assets	$5,350	$32,283	$-
Liabilities
Notes payable, related parties	$-	$345,455	$-
Notes payable	$-	$-	$-
Total liabilities	$-	$345,455	$-

Note 4 – Fair Value of Financial Instruments (continued)

The fair values of our related party debts are deemed to approximate book value and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the six months ended June 30, 2025 and the year ended December 31, 2024.

Note 5 – Property and Equipment

Property and equipment consist of the following at June 30, 2025 and December 31, 2024, respectively:

	June 30,	December 31,
	2025	2024

Office equipment	$8,667	$8,667
Furniture & Fixtures	5,479	9
Lab equipment	133,626	133,626

Land	258,319	258,319
Property	218,680	218,681
Property and equipment, gross	624,771	624,771
Less accumulated depreciation	(138,360)	(128,417)
Property and equipment, net	$486,411	$496,354

Depreciation expense totaled $9,943 and $10,043 for the three months June 30, 2025 and 2024, respectively.

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

On June 30, 2025 and December 31, 2024, intangibles consists of the following:

	June 30, 2025	December 31, 2024
Trademark	50,000	50,000
Grower License	667	667
Less: Accumulated amortization	(18,384)	(17,084)
Total other intangibles, Net	32,283	33,583

Amortization expense totaled $1,300 and $1,300 for the six months ended June 30, 2025 and 2024, respectively.

Note 7 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at June 30, 2025 and December 31, 2024, respectively:

	June 30, 2025	December 31, 2024
On April 12, 2010, the Company received an unsecured, non-interest-bearing loan in the amount of $2,000, due on demand from Robert Leitzman. Interest is being imputed at the Company’s estimated borrowing rate, or 10% per annum. The largest aggregate amount outstanding was $2,000 during the periods ended December 31, 2019 and December 31, 2018. Mr. Leitzman owns less than 1% of the Company’s common stock, however, the Mr. Leitzman is deemed to be a related party given the non-interest-bearing nature of the loan and the materiality of the debt at the time of origination.	$2,000	$2,000

Over various dates in 2011 and 2012, the Company received unsecured loans in the aggregate amount of $10,000, due on demand, bearing interest at 10%, from Sandra Orman. The largest aggregate amount outstanding was $10,000 during the periods ended December 31, 2019 and December 31, 2018. Mrs. Orman owns less than 1% of the Company’s common stock, however, Mrs. Orman is deemed to be a related party given the nature of the loan and the materiality of the debt at the time of origination.	$10,000	$10,000

On various dates in 2024 and 2025, the company received the aggregate amount of $305,000 and $45,000 of advances, bearing interest at 5% and 12%, from Glenn Martin. Payments of $130,000 were made to Mr. Martin in January 2025.	$220,000	$305,000

On May 2, 2022, the company acquired Hempirical Genetics, LLC with a note payable to the executive officer Jeffrey Miller with no interest. Payments of $10,000 and $60,000 were made toward the note in 2024 and 2023, respectively.	$120,000	$120,000

Note 7 – Notes Payable, Related Parties (continued)

	June 30, 2025	December 31, 2024

Notes payable, related parties	$354,000	$437,000

Less: Loan fee, net of amortization	$8,545	$13,672

Notes payable, related parties	$345,455	$423,328

The Company recorded interest expense in the amount of $19,289 and $1,198 for the six months ended June 30, 2025 and 2024, respectively, including imputed interest expense in the amount of $7,337 and $600 during such periods related to notes payable, related parties.

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

The rate implicit in lease is not readily determinable, and we therefore use incremental borrowing rate to determine the present value of the lease payments. The incremental borrowing rate used to determine the initial value of right-of-use (“ROU”) assets and lease liabilities during the period ended June 30, 2025, was 5.0%.

In May, 2022, we entered into a lease agreement of a hemp drying facility in Huachuca City, Arizona for $1,200 per month. The lease term began May 2, 2022 and ends May 2, 2026. As of June 30, 2025, we had lease liability of $11,730, and ROU assets of 11,730.

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

2025 Common Stock Activity

Common Stock Sales (2025)

No shares of common stock were sold during the six months ended June 30, 2025.

Common Stock Issued for Services (2025)

During the period ended June 30, 2025, 10,000,000 shares of common stocks valued at $300,000 were issued for the services.

During the period ended June 30, 2025, the Company agreed to issue an aggregate of 500,000 shares to consultants for services performed. The total fair value of common stock was $15,000 based on the closing price of the Company’s common stock earned on the measurement date.

Common Stock Cancellations

No shares of common stock were cancelled during the six months ended 3 June 30, 2025.

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

Note 9 – Stockholders’ Equity (continued)

Common Stock Warrants and Options

2025 Common Stock Warrant Activity

Common Stock Warrants Granted (2025)

No common stock warrants were granted during the quarter ended June 30, 2025.

Warrants Exercised (2025)

No warrants were exercised during the quarter ended June 30, 2025.

2024 Common Stock Warrant Activity

Common Stock Warrants Granted (2024)

No common stock warrants were granted during the year ended December 31, 2024.

Warrants Exercised (2024)

No warrants were exercised during the year ended December 31, 2024.

The stock option will expire on the tenth anniversary of the granted date, which is February 1, 2028. As of June 30, 2025, the stock option will expire in 31 months.

A summary of the Company’s stock option activity and related information is as follows:

	For the year ended December 31, 2024
	Number of	Average
	Shares	Price
Outstanding at the beginning of period	6,000,000	$10.55
Granted		-
Exercised/Expired/Cancelled	-	-
Outstanding at the end of period	6,000,000	$10.55
Exercisable at the end of period	6,000,000	$10.55

	For the year quarter ended June 30, 2025
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

For the six months ended June 30, 2025 and year ended December 31, 2024, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2025 and December 31, 2024, the Company had approximately $548,071 and $510,317 of loss of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company’s deferred tax assets are as follows:

June 30, 2025
Deferred tax assets:
Net operating loss carry forward as of 12/31/2024	$18,411,283
Estimate Tax Loss June 30, 2025	548,071

NOL Carry Forward Cumulative as of 6/30/2025	18,959,354
Statutory Tax Rate	21%
Deferred Tax Asset	3,981,464
Valuation	(3,981,464)
Net Deferred Tax Asset	0

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2025 and December 31, 2024, respectively.

Note 11 – Segment Information

We operate in one reportable segment, which is the purchase of land, and building Commercial Grade “Cultivation Centers” to consult, assist, manage and lease to Licensed Dispensary owners and organic grow operators on a contract basis, with a concentration on the legal and medical marijuana sector. The Company’s CODM includes the chief executive officer and chief financial officer.  The chief operating decision maker (“CODM”) regularly review and use the consolidated net loss, as reported on our Consolidated Statements of Operations and Comprehensive Loss in evaluating the overall performance of our single reporting segment.  As a result, the Company has determined that it has only one reportable segment. The Company’s total assets as reflected in the accompanying consolidated balance sheets are the total assets for the one reportable segment.

Although the Company has not generated revenue during the reporting period, it continues to incur expenses related to research and development, general and administrative activities, and other operational costs. The CODM uses these expense categories to assess the Company’s performance and allocate resources.

The accounting policies of the single segment are the same as those described in the summary of significant accounting policies. There have been no significant changes in measurement methods from the prior year.

Geographically, we have no assets in a foreign country requiring separate disclosure.

The following table provides the significant expenses that management used to manage our one reportable segment:

	June 30, 2025	June 30, 2024
General and administrative expenses	447,320	221,861
Professional fees	70,219	76,677
Depreciation and amortization	11,243	16,470
Total operating expenses	528,782	315,008

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

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Results of Operations

	Three Months Ended
	June 30,
	2025	2024
Revenue	$-	$-

Operating expenses:

General and administrative	64,052	85,296
Professional fees	24,372	51,474
Depreciation and amortization	5,621	8,185
Total operating expenses	95,045	144,955

Net operating loss	(94,045)	(144,955)

Other income (expense)
Interest expense	(13,571)	(599)
Other income	-	35,000
Total other income (expense)	$13,571)	$34,401

Income tax expense	-	399

Net Loss	$(107,616)	$(110,953)

Other Comprehensive Income	1,112	(804)

Comprehensive Loss	$(106,504)	$(111,757)

Operating Loss; Net Loss

Our comprehensive net loss decreased by $5,253, from $(106,504) to $(111,757), from the three months ended June 30, 2024, compared to the three months ended June 30, 2025. Our net operating loss decreased by $50,910 from $(144,955) to $(94,045) for the same period. The decrease in our comprehensive net loss and operating loss is primarily a result of decreases in general and administrative expenses and professional fees. These changes are detailed below.

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

General and Administrative Expenses

General and administrative expenses decreased by $21,244, from $85,296 for the three months ended June 30, 2024, to $64,052 for the three months ended June 30, 2025, primarily due to decreases in our consulting services and salary.

Professional Fees

Our professional fees decreased by $27,102 during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. Our professional fees were $24,372 for the three months ended June 30, 2025, and $51,474 for the three months ended June 30, 2024. These fees are largely related to fees paid for legal and accounting services, along with compensation to independent contractors. We expect these fees to vary quarter-to-quarter as our business and stock price fluctuate if we continue to use stock-based compensation. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization

During the three months ended June 30, 2025, we had depreciation and amortization expense of $5,621, compared to $8,185 in the three months ended June 30, 2024. Our depreciation and amortization expense primarily relates to our property and trademark acquisitions.

Interest Expense

Interest expense increased from $(599) for the three months ended June 30, 2024, to $(13,571) for the three months ended June 30, 2025. Our interest expense primarily relates to notes payable from related parties.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Results of Operations

	Six Months Ended June 30,
	2025	2024
Revenue	$-	$-

Operating expenses:

General and administrative	447,320	221,861
Professional fees	70,219	76,677
Depreciation and amortization	11,243	16,470
Total operating expenses	528,782	315,008

Net operating loss	(528,782)	(315,008)

Other income (expense)
Interest expense	(19,289)	(1,198)
Other income	-	35,000
Total other income (expense)	$19,289	$33,802

Net Loss before income tax	$(548,071)	$(281,206)

Income Tax Expense	-	399

Net Loss	$(548,071)	(281,605)

Other Comprehensive Income (Loss)	1,187)	(787)

Comprehensive Loss	$(546,884)	$(282,392)

Operating Loss; Net Loss

Our comprehensive net loss increased by $264,492, from $(282,392) to $(546,884), from the six months ended June 30, 2024, compared to the six months ended June 30, 2025. Our net operating loss increased by $213,774, from $(315,008) to $(528,782) for the same period. The increase in our comprehensive net loss and operating loss is primarily a result of increases in general and administrative expenses and professional fees. These changes are detailed below.

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

General and Administrative Expenses

General and administrative expenses increased by $225,459, from $221,861 for the six months ended June 30, 2024 to $447,320 for the six months ended June 30, 2025, primarily due to increases in our consulting and services salary.

 Professional Fees

Our professional fees decreased by $6,458, from $76,677 for the six months ended June 30, 2024 to $70,219 for the six months ended June 30, 2025, primarily due to reduced consulting activities. These fees are largely related to fees paid for legal and accounting services, along with compensation to independent contractors, We expect these fees to vary quarter-to-quarter as our business and stock price fluctuate if we continue to use stock-based compensation. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization

During the six months ended June 30, 2025 we had depreciation and amortization expense of $11,243, compared to $16,470 in the six months ended June 30, 2024. Our depreciation and amortization expense primarily relates to our property and trademark acquisitions.

Interest Expense

Interest expense increased from $(1,198) for the six months ended June 30, 2024 to $(19,289) for the six months ended June 30, 2025. Our interest expense primarily relates to notes payable from related parties.

Liquidity and Capital Resources

Introduction

During the six months ended June 30, 2025, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of June 30, 2025 was $5,350 and our monthly cash flow burn rate was approximately $52,000. We currently do not believe we will be able to satisfy our cash needs from our revenues for many years to come.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2025, and December 31, 2024, respectively, are as follows:

	June 30, 2025	December 31, 2024	Change

Cash	$5,350	$159,355	$(154,005)
Total Current Assets	18,482	189,891	(171,409)
Total Assets	548,906	738,366	(189,460)
Total Current Liabilities	996,833	959,372	(37,461)
Total Liabilities	$996,833	$959,372	$(37,461)

Our total assets decreased by $189,460 as of June 30, 2025, as compared to December 31, 2024. The decrease in our total assets between the two periods was attributed primarily to decreases in cash.

Our current liabilities and total liabilities decreased by $37,461, as of June 30, 2025, as compared to December 31, 2024. This decrease was primarily due to decreases in notes payable, related parties and partially offset by increases in accrued officer compensation.

In order to pay our obligations in full or in part when due, we will be required to raise capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available of $5,350 and $159,355 as of June 30, 2025 and December 31, 2024, respectively. Based on our lack of revenues, our cash on hand and current monthly burn rate of approximately $52,000, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $70,519 for the six months ended June 30, 2025, as compared to $259,451 for the six months ended June 30, 2024. For the period in 2025, the net cash used in operating activities consisted primarily of our net loss of $(548,071), adjusted by depreciation and amortization of $11,243, debt discount amortization of $5,127, estimated fair value of stock based compensation and shares issued for services of $300,000 and $15,000, respectively, and accrued expenses of $98,423. For the period in 2024, the net cash used in operating activities consisted primarily of our net loss of $(281,605), adjusted by depreciation and amortization of $11,343, debt discount amortization of $5,127, estimated fair value of stock based compensation and shares issued for services of $20,000 and $14,000, respectively,and further adjusted by accrued expenses of $(29,836).

Investments

For the six months ended June 30, 2025 and 2024, we had no cash flows provided from investing activities.

Financing

Our net cash used in financing activities for the six months ended June 30, 2025, was $(82,300), compared to $(15,000) for the six months ended June 30, 2024. For the period in 2025, our financing activities related to proceeds of note payable of $47,000, offset by repayments of notes payable-related party of $(130,000). For the period in 2024, our financing activities related to repayments of notes payable-related party of $(15,000).

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

As of June 30, 2025, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2025 to the same extent they were not effective as of December 31, 2024.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the period ended June 30, 2025, we issued the following unregistered securities:

Common Stock Sales

We did not sell any shares of our common stock during the period ended June 30, 2025.

Common Stock Issued

During the period ended June 30, 2025, 10,000,000 shares of common stocks valued at $300,000 were issued for the services.

During the period ended June 30, 2025, the Company agreed to issue an aggregate of 500,000 shares to consultants for services performed. The total fair value of common stock was $15,000 based on the closing price of the Company’s common stock earned on the measurement date.

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

WEED, Inc.

Dated: August 14, 2025	By:	/s/ Glenn E. Martin
Glenn E. Martin
	Its:	President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer) (Principal Financial Officer)

