Form 10-Q
period 2025-09-30
WEED, INC.
filed 2025-12-23
CIK 1393772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

ITEM 1 Consolidated Financial Statements

The consolidated balance sheets as of September 30, 2025, (unaudited) and December 31, 2024, the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024, the consolidated statement of changes in stockholders’ equity (deficit) for the three and nine months ended September 30, 2025 and 2024, and the consolidated statements of cash flows for the three and nine months ending September 30, 2025 and 2024, follow. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

3

WEED, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

WEED, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	(Unaudited) September 30,	December 31,
	2025	2024
ASSETS

CURRENT ASSETS:
Cash	$400	$159,355
Prepaid expenses	6,000	26,480
Other current asset	4,533	4,056

TOTAL CURRENT ASSETS	10,933	189,891

Land	258,319	258,319
Building	218,681	218,681
Computers & Equipment	147,771	147,771
Property and equipment, gross	624,771	624,771

Less: Accumulated depreciation	(143,332)	(128,417)

Property and equipment, net	481,439	496,354

Grower License	667	667
Trademark	50,000	50,000
Intangible assets, gross	50,667	50,667
Less: Accumulated amortization	(19,034)	(17,084)

Intangible assets, net	31,633	33,583

ROU asset	8,262	18,538

TOTAL ASSETS	$532,267	$738,366

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$191,963	$167,552
Accrued expense	104,700	84,900
Accrued officer compensation	324,750	202,750
Accrued interest	27,500	16,851
Notes payable, related parties	348,018	423,328
Asset retirement obligation	35,800	35,800
Lease liability	8,262	18,538
Due to officer	10,353	9,653

TOTAL CURRENT LIABILITIES	1,051,346	959,372

TOTAL LIABILITIES	1,051,346	959,372

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 200,000,000 authorized, 135,932,685 and 125,432,685 issued and outstanding, respectively	135,933	125,433
Additional paid-in capital	84,481,229	84,166,601
Subscription payable	386,250	386,250
Accumulated deficit	(85,525,296)	(84,903,279)
Accumulated other comprehensive loss:
Foreign currency translation	2,805	3,989

TOTAL STOCKHOLDERS’ EQUITY	(519,079)	(221,006)

TOTAL LIABILITIES & STOCKERHOLDERS’ EQUITY	$532,267	$738,366

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	58,519	64,833	505,836	286,694
Professional fees	193	22,195	70,413	98,872
Depreciation & amortization	8,185	5,621	24,556	16,964

Total operating expenses	66,897	92,649	600,805	402,530

NET OPERATING LOSS	(66,897)	(92,649)	(600,805)	(402,530)

OTHER INCOME (EXPENSE)
Interest expense	(7,016)	(3,238)	(21,180)	(9,563)
Other income (expense)	-	-	-	35,000
TOTAL OTHER INCOME (EXPENSE)	(7,016)	(3,238)	(21,180)	25,437

NET LESS BEFORE INCOME TAX	(73,913)	(95,887)	(621,985)	(377,093)

INCOME TAX EXPENSE	33	-	33	399

NET LOSS	(73,946)	(95,887)	(622,018)	(377,492)

OTHER COMPREHENSIVE INCOME (LOSS)	(3)	(157)	1,187	(944)

COMPREHENSIVE LOSS	$(73,949)	$(96,044)	$(620,831)	$(378,436)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

Outstanding - basic and fully diluted	135,932,685	126,679,689	134,778,839	125,681,411

Net loss per share - basic and fully diluted	$(0.001)	$(0.001)	$(0.005)	$(0.003)

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months ended September 30, 2025
(Unaudited)

			Additional				Total
	Common Stock		Paid-In	Subscriptions	Accumulated	Other	Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Comprehensive	Equity

Balance, December 31, 2023	123,482,685	$123,483	$83,818,351	$701,250	$(84,392,563)	$4,788	$255,309
Common stock sold for cash	-	-	-	-	-	-	-
Common stock issued for services	-	-	-	22,500	-	-	22,500
Imputed Interest on RP Loans	-	-	300	-	-	-	300
Net loss	-	-	-	-	(170,652)	-	(170,652)
Other comprehensive income, net	-	-	-	-	-	(17)	(17)
Balance, March 31, 2024	123,482,685	$123,483	$83,818,651	$723,750	(84,563,215)	4,805	$107,474
Common stock sold for cash	-	-	-	-	-	-	-
Common stock issued for services	1,950,000	1,950	347,050	(337,500)	-	-	11,500
Imputed Interest on RP Loans	-	-	300	-	-	-	300
Net loss	-	-	-	-	(110,953)	-	(110,953)
Other comprehensive income, net	-	-	-	-	-	(804)	(804)
Balance, June 30, 2024	125,432,685	$125,433	$84,166,001	$386,250	(84,674,168)	4,001	$7,517
Common stock sold for cash	-	-	-	-	-	-	-
Common stock issued for services	-	-	-	-	-	-	-
Imputed Interest on RP Loans	-	-	300	-	-	-	300
Net loss	-	-	-	-	(95,887)	-	(95,887)
Other comprehensive income, net	-	-	-	-	-	(157)	(157)
Balance, September 30, 2024	125,432,685	$125,433	$84,166,301	$386,250	(84,770,055)	3,844	$(88,227)
Common stock sold for cash	-	-	-	-	-	-	-
Common stock issued for services	-	-	-	-	-	-	-
Imputed Interest on RP Loans	-	-	300	-	-	-	300
Net loss	-	-	-	-	(133,224)	-	(133,224)
Other comprehensive income, net	-	-	-	-	-	145	145
Balance, December 31, 2024	125,432,685	$125,433	$84,166,601	$386,250	$(84,903,279)	$3,989	$(221,006)
Common stock sold for cash	-	-	-	-	-	-	-
Common stock issued for services	10,500,000	10,500	304,500	-	-	-	315,000
Imputed Interest on RP Loans	-	-	300	-	-	-	300
Net loss	-	-	-	-	(440,455)	-	(440,455)
Other comprehensive income, net	-	-	-	-	-	(75)	(75)
Balance, March 31, 2025	135,932,685	$135,933	$84,471,401	$386,250	$(85,343,734)	$3,914	$(346,236)
Common stock sold for cash	-	-	-	-	-	-	-
Common stock issued for services	-	-	-	-	-	-	-
Imputed Interest on RP Loans	-	-	7,037	-	-	-	7,037
Net loss	-	-	-	-	(107,616)	-	(107,616)
Other comprehensive income, net	-	-	-	-	-	(1,112)	(1,112)
Balance, June 30, 2025	135,932,685	$135,933	$84,478,438	$386,250	$(85,451,350)	$2,802	$(447,927)
Common stock sold for cash	-	-	-	-	-	-	-
Common stock issued for services	-	-	-	-	-	-	-
Imputed Interest on RP Loans	-	-	2,791	-	-	-	2,791
Net loss	-	-	-	-	(73,946)	-	(73,946)
Other comprehensive income, net	-	-	-	-	-	3	3
Balance, September 30, 2025	135,932,685	$135,933	$84,481,229	$386,250	$(85,525,296)	$2,805	$(519,079)

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine
	Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(622,018)	$(377,492)
Adjustments to reconcile to net loss to net cash used in operating activities:
Depreciation and amortization	16,865	16,964
Debt discount amortization	7,691	7,691
Imputed Interest on RP Loans	10,128	900
Estimated fair value of stock based compensation	300,000	20,000
Estimated fair value of shares issued for services	15,000	14,000
Decrease (increase) in assets
Prepaid expenses and deposits	20,003	(4,592)
Increase (decrease) in liabilities
Accounts Payable	24,411	16,621
Accrued expenses	152,449	17,829

NET CASH USED IN OPERATING ACTIVITIES	(75,471)	(288,079)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in due to officer	700	8,925
Proceeds from notes payable – related party	47,000	10,000
Repayments on notes payable – related party	(130,000)	(15,000)

NET CASH USED IN FINANCING ACTIVITIES	(82,300)	3,925

NET CHANGE IN CASH	(157,771)	(284,154)

EFFECT OF EXCHANGE RATE ON CASH	(1,184)	(944)

CASH, BEGINNING OF PERIOD	159,355	290,409

CASH, END OF PERIOD	$400	$5,311

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the periods ended December 31:

Income taxes	$33	$399
Interest paid	$10,649	$13,598

The accompanying notes are an integral part of the consolidated financial statements

 WEED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

Basis of Presentation:

The accompanying consolidated balance sheet at December 31, 2024, has been derived from audited consolidated financial statements and the unaudited condensed consolidated financial statements as of September 30, 2025 and 2024 ( the “financial statements”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related footnotes. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statement presentation. The consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Interim result are not necessarily indicative of results for a full year.

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

Fair Value of Financial Instruments

Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, prepaid expenses and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short-term nature of the instruments.

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

Revenue Recognition

The Company is using the revenue recognition standard ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, and using the cumulative effect (modified retrospective) approach. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings at the date of initial application. No cumulative-effect adjustment in retained earnings was recorded as the Company’s has no historical revenue. The impact of the adoption of the new standard was not material to the Company’s consolidated financial statements. The Company did not earn revenue during the periods ended September 30, 2025 and 2024.  When the Company earns revenue, it will be recognized in accordance with FASB ASC 606 – Revenue from Contracts with Customers.

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

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. The Company recognized $94 and $136 of advertising and promotion costs for nine months ended September 30, 2025 and 2024.

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

Assets and liabilities of those operations are translated at exchange rates in effect at the balance sheet date. Income and expenses are translated using the exchange rates on the transaction date for the reporting period. Translation adjustments, if any, are reported as a separate component of accumulated other comprehensive income. Transaction gain (loss) on foreign currency exchange rate was $1,187 and ($944) for the nine months ended September 30, 2025 and 2024. For all significant foreign operations, the functional currency is the local currency.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $85,525,296 working capital $1,040,413 at September 30, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new products and services to begin generating revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party

Notes Payable

From time to time, the Company has received short-term loans from officers and directors as disclosed in Note 7 below. The Company has a total of $348,018 and $423,328 of note payable on the consolidated balance sheet as of September 30, 2025 and December 31, 2024, respectively.

From January 2022 to March 31, 2022, the Company received $4,000 and $500,000 loans from Nicole Breen and Glenn Martin, respectively. The $500,000 loan from Glenn Martin was replaced by the $300,000 loan. From January 2023 to March 31, 2023, the Company paid off the remaining balance of the loan from Nicole Breen that originally was $37,500. From April 2023 to June 30, 2023, the Company received $50,000 from Nicole Breen. From July 2023 to September 30, 2023, the company paid off Glenn Marten’s loan of $500,000 and Nicole Breen’s loan of $50,000. From July 2024 to September 2024, the Company received $10,000 from Glenn Marten. From September 2024 to December 31, 2024, the Company received $300,000 from Glenn Marten and the company paid off Glenn Marten’s loan of $5,000. From Jan 2025 to March 31, 2025, the Company received $45,000 from Glenn Marten and the company paid off Glenn Marten’s loan of $130,000. From April 2025 to June 30, 2025, the Company received $2,000 from Glenn Marten.

On May 2, 2022, the Company acquired the Hempirical Genetics, LLC from Jeffrey Miller, and then Jeffrey Miller became the executive officer of WEED, Inc. with a note payable to the executive officer, Jeffrey Miller with no interest.  Payments of $10,000 and $60,000 were made toward the note in 2024 and 2023, respectively.  Based on the agreement, the Company owed Jeffrey Miller $120,000 as of September 30, 2025.

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

Accrued Expense

A total of $104,700 and $84,900 of accrued expenses related to rent was unpaid and outstanding at September 30, 2025 and December 31, 2024, respectively.

Accrued Compensation

A total of $324,750 and $202,750 of officer compensation was unpaid and outstanding at September 30, 2025 and December 31, 2024, respectively.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2025 and December 31, 2024, respectively:

Fair Value Measurements at December 31, 2024

	Level 1	Level 2	Level 3
Assets
Cash	$159,355	$-	$-
Intangible assets, net	$-	$33,583	$-
Total assets	$159,355	$33,583	$-
Liabilities
Notes payable, related parties	$-	$423,328	$-
Notes payable	$-	$-	$-
Total liabilities	$-	$423,328	$-

Fair Value Measurements at September 30, 2025

	Level 1	Level 2	Level 3
Assets
Cash	$400	$-	$-
Intangible assets, net	$-	$31,633	$-
Total assets	$400	$31,633	$-
Liabilities
Notes payable, related parties	$-	$348,018	$-
Notes payable	$-	$-	$-
Total liabilities	$-	$348,018	$-

Note 4 – Fair Value of Financial Instruments (continued)

The fair values of our related party debts are deemed to approximate book value and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the nine months ended September 30, 2025 and the year ended December 31, 2024.

Note 5 – Property and Equipment

Property and equipment consist of the following at September 30, 2025 and December 31, 2024, respectively:

	September 30,	December 31,
	2025	2024

Office equipment	$8,667	$8,667
Furniture & Fixtures	5,478	5,478
Lab equipment	133,626	133,626

Land	258,319	258,319
Property	218,681	218,681
Property and equipment, gross	624,771	624,771
Less accumulated depreciation	(143,332)	(128,417)
Property and equipment, net	$481,439	$496,354

Depreciation expense totaled $14,915 and $15,014 for the nine months September 30, 2025 and 2024, respectively.

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

On September 30, 2025 and December 31, 2024, intangibles consists of the following:

	September 30, 2025	December 31, 2024
Trademark	50,000	50,000
Grower License	667	667
Less: Accumulated amortization	(19,034)	(17,084)
Total other intangibles, Net	31,633	33,583

Amortization expense totaled $9,641 and $1,950 for the nine months ended September 30, 2025 and 2024, respectively.

Note 7 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at September 30, 2025 and December 31, 2024, respectively:

	September 30, 2025	December 31, 2024
On April 12, 2010, the Company received an unsecured, non-interest-bearing loan in the amount of $2,000, due on demand from Robert Leitzman. Interest is being imputed at the Company’s estimated borrowing rate, or 10% per annum. The largest aggregate amount outstanding was $2,000 during the periods ended December 31, 2019 and December 31, 2018. Mr. Leitzman owns less than 1% of the Company’s common stock, however, the Mr. Leitzman is deemed to be a related party given the non-interest-bearing nature of the loan and the materiality of the debt at the time of origination.	$2,000	$2,000

Over various dates in 2011 and 2012, the Company received unsecured loans in the aggregate amount of $10,000, due on demand, bearing interest at 10%, from Sandra Orman. The largest aggregate amount outstanding was $10,000 during the periods ended December 31, 2019 and December 31, 2018. Mrs. Orman owns less than 1% of the Company’s common stock, however, Mrs. Orman is deemed to be a related party given the nature of the loan and the materiality of the debt at the time of origination.	$10,000	$10,000

On various dates in 2024 and 2025, the company received the aggregate amount of $305,000 and $45,000 of advances, bearing interest at 5% and 12%, from Glenn Martin. Payments of $130,000 were made to Mr. Martin in January 2025.	$220,000	$305,000

On May 2, 2022, the company acquired Hempirical Genetics, LLC with a note payable to the executive officer Jeffrey Miller with no interest. Payments of $10,000 and $60,000 were made toward the note in 2024 and 2023, respectively.	$120,000	$120,000

Note 7 – Notes Payable, Related Parties (continued)

	September 30, 2025	December 31, 2024

Notes payable, related parties	$354,000	$437,000

Less: Loan fee, net of amortization	$5,982	$13,672

Notes payable, related parties	$348,018	$423,328

The Company recorded interest expense in the amount of $18,689 and $1,858 for the nine months ended September 30, 2025 and 2024, respectively, including imputed interest expense in the amount of $11,263 and $900 during such periods related to notes payable, related parties.

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

The rate implicit in lease is not readily determinable, and we therefore use incremental borrowing rate to determine the present value of the lease payments. The incremental borrowing rate used to determine the initial value of right-of-use (“ROU”) assets and lease liabilities during the period ended September 30, 2025, was 5.0%.

In May, 2022, we entered into a lease agreement of a hemp drying facility in Huachuca City, Arizona for $1,200 per month. The lease term began May 2, 2022 and ends May 2, 2026. As of September 30, 2025, we had lease liability of $8,262, and ROU assets of $8,262.

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

Common Stock

On December 5, 2014, the Company amended the Articles of Incorporation and increased the authorized shares to 200,000,000 shares of $0.001 par value common stock.

2025 Common Stock Activity

Common Stock Sales (2025)

No shares of common stock were sold during the nine months ended September 30, 2025.

Common Stock Issued for Services (2025)

During the period ended September 30, 2025, 10,000,000 shares of common stocks valued at $300,000 were issued for the services.

During the period ended September 30, 2025, the Company agreed to issue an aggregate of 500,000 shares to consultants for services performed. The total fair value of common stock was $15,000 based on the closing price of the Company’s common stock earned on the measurement date.

Common Stock Cancellations

No shares of common stock were cancelled during the nine months ended September 30, 2025.

2024 Common Stock Activity

Common Stock Sales (2024)

No shares of common stock were sold during the nine months ended September 30, 2024.

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

Common Stock Cancellations

No shares of common stock were cancelled during the nine months ended September 30, 2024.

Note 9 – Stockholders’ Equity (continued)

Common Stock Warrants and Options

2025 Common Stock Warrant Activity

Common Stock Warrants Granted (2025)

No common stock warrants were granted during the quarter ended September 30, 2025.

Warrants Exercised (2025)

No warrants were exercised during the quarter ended September 30, 2025.

2024 Common Stock Warrant Activity

Common Stock Warrants Granted (2024)

No common stock warrants were granted during the nine months ended September 30, 2024.

Warrants Exercised (2024)

No warrants were exercised during the nine months ended September 30, 2024.

Warrants Exercised (2025)

The stock option will expire on the tenth anniversary of the granted date, which is February 1, 2028. As of September 30, 2025, the stock option will expire in 28 months.

A summary of the Company’s stock option activity and related information is as follows:

	For the year ended December 31, 2024
	Number of	Average
	Shares	Price
Outstanding at the beginning of period	6,000,000	$10.55
Granted		-
Exercised/Expired/Cancelled	-	-
Outstanding at the end of period	6,000,000	$10.55
Exercisable at the end of period	6,000,000	$10.55

	For the year quarter ended September 30, 2025
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

For the nine months ended September 30, 2025 and year ended December 31, 2024, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2025 and December 31, 2024, the Company had approximately $621,985 and $510,317 of loss of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company’s deferred tax assets are as follows:

September 30, 2025
Deferred tax assets:
Net operating loss carry forward as of 12/31/2024	$18,411,283
Estimate Tax Loss September 30, 2025	621,985

NOL Carry Forward Cumulative as of 9/30/2025	19,033,268
Statutory Tax Rate	21%
Deferred Tax Asset	3,996,986
Valuation	(3,996,986)
Net Deferred Tax Asset	0

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2025 and December 31, 2024, respectively.

Note 11 – Segment Information

We operate in one reportable segment, which is the purchase of land, and building Commercial Grade “Cultivation Centers” to consult, assist, manage and lease to Licensed Dispensary owners and organic grow operators on a contract basis, with a concentration on the legal and medical marijuana sector. The Company’s CODM includes the chief executive officer and chief financial officer.  The chief operating decision maker (“CODM”) regularly review and use the consolidated net loss, as reported on our Consolidated Statements of Operations and Comprehensive Loss in evaluating the overall performance of our single reporting segment.  The CODM also reviews total assets as reported in the consolidated financial statements when allocating resources. As a result, the Company has determined that it has only one reportable segment. The measure of segment assets is represented as total assets presented on our accompanying balance sheets.

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

Geographically, we have no assets in a foreign country requiring separate disclosure.

The following table provides the significant expenses that management used to manage our one reportable segment:

	September 30, 2025	September 30, 2024
General and administrative expenses	505,836	286,694
Professional fees	70,413	98,872
Depreciation and amortization	24,556	16,964
Total operating expenses	600,805	402,530
Other income (expense), net		35,000
Interest expense	(21,180)	(9,563)
Income tax expense	33	399
Net loss	(622,018)	(378,436)

The table above presents the Company’s single operating segment results and reconciles the segment expenses reviewed by the CODM to consolidated net loss as reported in the Consolidated Statements of Operations and Comprehensive Loss.

Note 12 – Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-Q. Subsequent to the balance sheet date, WEED Australia Ltd., a subsidiary of the Company, was formally deregistered effective November 19, 2025. The deregistration did not have a material impact on the Company’s consolidated financial statements. No other subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.

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

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Results of Operations

	Three Months Ended
	September 30,
	2025	2024
Revenue	$-	$-

Operating expenses:

General and administrative	58,519	64,833
Professional fees	193	22,195
Depreciation and amortization	8,185	5,621
Total operating expenses	66,897	92,649

Net operating loss	(66,897)	(92,649)

Other income (expense)
Interest expense	(7,016)	(3,238)
Other income	-	-
Total other income (expense)	$(7,016)	$(3,238)

Income tax expense	33	-

Net Loss	$(73,946)	$(95,887)

Other Comprehensive Income (Loss)	(3)	(157)

Comprehensive Loss	$(73,949)	$(96,044)

Operating Loss; Net Loss

Our comprehensive net loss decreased by $22,095, from $(96,044) to $(73,949), from the three months ended September 30, 2024, compared to the three months ended September 30, 2025. Our net operating loss decreased by $25,752 from $(92,649) to $(66,897) for the same period. The decrease in our comprehensive net loss and operating loss is primarily a result of decreases in general and administrative expenses and professional fees. These changes are detailed below.

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

General and Administrative Expenses

General and administrative expenses decreased by $6,314, from $64,833 for the three months ended September 30, 2024, to $58,519 for the three months ended September 30, 2025, primarily due to decreases in our consulting services and salary.

Professional Fees

Our professional fees decreased by $22,002 during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. Our professional fees were $193 for the three months ended September 30, 2025, and $22,195 for the three months ended September 30, 2024. These fees are largely related to fees paid for legal and accounting services, along with compensation to independent contractors. We expect these fees to vary quarter-to-quarter as our business and stock price fluctuate if we continue to use stock-based compensation. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization

During the three months ended September 30, 2025, we had depreciation and amortization expense of $8,185, compared to $5,621 in the three months ended September 30, 2024. Our depreciation and amortization expense primarily relates to our property and trademark acquisitions.

Interest Expense

Interest expense increased from $(3,238) for the three months ended September 30, 2024, to $(7,016) for the three months ended September 30, 2025. Our interest expense primarily relates to notes payable from related parties.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Results of Operations

	Nine Months Ended September 30,
	2025	2024
Revenue	$-	$-

Operating expenses:

General and administrative	505,836	286,694
Professional fees	70,413	98,872
Depreciation and amortization	24,556	16,964
Total operating expenses	600,805	402,530

Net operating loss	(600,805)	(402,530)

Other income (expense)
Interest expense	(21,180)	(9,563)
Other income	-	35,000
Total other income (expense)	$(21,180)	$25,437

Net Loss before income tax	$(621,985)	$(377,093)

Income Tax Expense	33	399

Net Loss	$(622,018)	(377,492)

Other Comprehensive Income (Loss)	1,187)	(944)

Comprehensive Loss	$(620,831)	$(378,436)

Operating Loss; Net Loss

Our comprehensive net loss increased by $242,395, from $(378,436) to $(620,831), from the nine months ended September 30, 2024, compared to the nine months ended September 30, 2025. Our net operating loss increased by $198,275, from $(402,530) to $(600,805) for the same period. The increase in our comprehensive net loss and operating loss is primarily a result of increases in general and administrative expenses and professional fees. These changes are detailed below.

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

General and Administrative Expenses

General and administrative expenses increased by $219,142, from $286,694 for the nine months ended September 30, 2024 to $505,836 for the nine months ended September 30, 2025, primarily due to increases in our consulting and services salary.

 Professional Fees

Our professional fees decreased by $28,459, from $98,872 for the nine months ended September 30, 2024 to $70,413 for the nine months ended September 30, 2025, primarily due to reduced consulting activities. These fees are largely related to fees paid for legal and accounting services, along with compensation to independent contractors, We expect these fees to vary quarter-to-quarter as our business and stock price fluctuate if we continue to use stock-based compensation. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization

During the nine months ended September 30, 2025 we had depreciation and amortization expense of $24,556, compared to $16,964 in the nine months ended September 30, 2024. Our depreciation and amortization expense primarily relates to our property and trademark acquisitions.

Interest Expense

Interest expense increased from $(9.563) for the nine months ended September 30, 2024 to $(21,180) for the nine months ended September 30, 2025. Our interest expense primarily relates to notes payable from related parties.

Liquidity and Capital Resources

Introduction

During the nine months ended September 30, 2025, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of September 30, 2025 was $400 and our monthly cash flow burn rate was approximately $53,000. We currently do not believe we will be able to satisfy our cash needs from our revenues for many years to come.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2025, and December 31, 2024, respectively, are as follows:

	September 30, 2025	December 31, 2024	Change

Cash	$400	$159,355	$(158,955)
Total Current Assets	10,933	189,891	(178,958)
Total Assets	532,267	738,366	(206,099)
Total Current Liabilities	1,051,346	959,372	91,974
Total Liabilities	$1,051,346	$959,372	$91,974

Our total assets decreased by $206,099 as of September 30, 2025, as compared to December 31, 2024. The decrease in our total assets between the two periods was attributed primarily to decreases in cash.

Our current liabilities and total liabilities increased by $91,974, as of September 30, 2025, as compared to December 31, 2024. This increase was primarily due to increases in accounts payable, related parties, and accrued officer compensation.

In order to pay our obligations in full or in part when due, we will be required to raise capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available of $400 and $159,355 as of September 30, 2025 and December 31, 2024, respectively. Based on our lack of revenues, our cash on hand and current monthly burn rate of approximately $53,000, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $75,471 for the nine months ended September 30, 2025, as compared to $288,079 for the nine months ended September 30, 2024. For the period in 2025, the net cash used in operating activities consisted primarily of our net loss of $(622,018), adjusted by depreciation and amortization of $16,865, debt discount amortization of $7,691, estimated fair value of stock based compensation and shares issued for services of $300,000 and $15,000, respectively, and accrued expenses of $152,499. For the period in 2024, the net cash used in operating activities consisted primarily of our net loss of $(377,492), adjusted by depreciation and amortization of $16,964, debt discount amortization of $7,691, estimated fair value of stock based compensation and shares issued for services of $20,000 and $14,000, respectively, and further adjusted by accrued expenses of $(17,829).

Investments

For the nine months ended September 30, 2025 and 2024, we had no cash flows provided from investing activities.

Financing

Our net cash used in financing activities for the nine months ended September 30, 2025, was $(82,300), compared to $3,925 for the nine months ended September 30, 2024. For the period in 2025, our financing activities related to proceeds of note payable of $47,000, an increase in due to officer of $700, offset by repayments of notes payable-related party of $(130,000). For the period in 2024, our financing activities related to proceeds of note payable of $10,000, an increase in due to officer of $8,925, offset by repayments of notes payable-related party of $(15,000).

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

As of September 30, 2025, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2025 to the same extent they were not effective as of December 31, 2024.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the period ended September 30, 2025, we issued the following unregistered securities:

Common Stock Sales

We did not sell any shares of our common stock during the period ended September 30, 2025.

Common Stock Issued

During the period ended September 30, 2025, 10,000,000 shares of common stocks valued at $300,000 were issued for the services.

During the period ended September 30, 2025, the Company agreed to issue an aggregate of 500,000 shares to consultants for services performed. The total fair value of common stock was $15,000 based on the closing price of the Company’s common stock earned on the measurement date.

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

WEED, Inc.

Dated: December 22, 2025	By:	/s/ Glenn E. Martin
Glenn E. Martin
	Its:	President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer) (Principal Financial Officer)

