Form 10-Q/A
period 2025-09-30
WEED, INC.
filed 2025-12-29
CIK 1393772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) is being filed solely to post the iXBRL files. No other changes have been made to the Form 10-Q. This Form 10-Amendment No. 1 speaks as of the original filing date and time of the Form 10-Q, and does not modify or update any other disclosures made in Form 10-Q.

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

