Form 10-K
period 2025-12-31
WEED, INC.
filed 2026-04-08
CIK 1393772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Aggregate market value of the voting stock held by non-affiliates: $1,516,220 as based on last reported sales price of such stock on June 30, 2025. The voting stock held by non-affiliates on that date consisted of shares of common stock the closing stock price was $$0.03.

As of March 30, 2026, there were 148,312,685 shares of common stock, $0.001 par value, issued and outstanding.

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

WEED, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

PART I

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

These changes were effected in order to make our corporate name and ticker symbol better align with our short-term and long-term business focus, which in the short-term is to conduct Sangre’s Cannabis Genomic Study over the next 5 years, process those results, and in the long-term to be an international cannabis and hemp research and product development company, with a globally-recognized brand focusing on building and purchasing labs, land and building commercial grade “Cultivation Centers” to consult, assist, manage & lease to universities, state governments, licensed dispensary owners and worldwide organic grow operators on a contract basis, with a concentration on the legal and medical Cannabis sector. Our long-term plan is to become a True “Seed-to-Sale” global holding company providing infrastructure, financial solutions, product development and real estate options in this new emerging market. Our long term plans may also include acquisitions of synergistic businesses, such as distilleries to make infused beverages and/or super oxygenated water with CBD and THC. We also formed WEED Australia Ltd., registered as an unlisted public company in Australia, to address future global demand, however, the entity remained essentially dormant since its inception and was deregistered effective November 19, 2025.

On May 2, 2022, the Company acquired Hempirical Genetics, LLC, a Arizona company.

Our corporate offices are located at 4920 N. Post Trail, Tucson, AZ 85750, telephone number (520) 818-8582.

Business Overview

General

WEED, Inc. (the “Company”) is a multi-national bio-pharmaceutical and real estate holding company. Our mission is to lead the development and application of cannabis-derived compounds for medical and industrial use. During fiscal 2025, the Company focused on asset preservation and the modernization of its business model, which included streamlining international operations and exploring the integration of blockchain and AI technologies within the regulated cannabis ecosystem.

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

In conjunction with WEED Israel Cannabis Ltd., we made arrangements with Professor Elka Touitou to be available to be the head of WEEDs Israeli Advisory Board to lead and assist us with clinical trials in cannabis & hemp research studies in Israel. Professor Touitou was the Head of the Innovative Dermal, Transdermal and Transmucosal Delivery Lab at the Institute of Drug Research, The School of Pharmacy, HUJ, now retired but still has HUJ clinical trial & independent studies/lab privileges. Professor Touitou is an internationally renowned authority in the field of drug delivery and design of new technologies for efficient administration of drugs and development of new products. Professor Touitou has been involved in Cannabinoid research since 1988 at The Hebrew University of Jerusalem, (HUJ) Jerusalem, Israel. Previously, WEED was in the process of buying Professor Touitou’s various patents to include the bioavailability aspects of the cannabaceae plant. However, after expending over $500,000 USD to acquire the Professor Touitou’s patents, we had to terminate the agreement in 2019 due to the downturn of the Cannabis marketplace, and specifically as to public cannabis companies, which could not be resumed due to the Covid pandemic that was/is still ongoing globally. We have kept in constant contact with Professor Touitou thru our Managing Director of WEED Israel, Mr. Elliot Kwestel. As of 2025, Dr. Touitou still has interest in working with WEED to complete the purchase of her patents and begin clinical trials upon proper funding. WEED looks to achieve that funding through offerings of our securities.

Key Material Events of 2025

Research and Intellectual Property Development

The Company continues to integrate assets from the Hempirical Genetics, LLC acquisition. This includes a proprietary seedbank of over 250 cannabis and hemp strains, featuring rare Landrace varieties such as Panama Red and Acapulco Gold. Throughout 2025, management focused on cataloging these genetics to support future pharmaceutical research and consumer product strategies. These genetic assets are currently carried at a cost basis on our balance sheet, though management believes they represent significant long-term strategic value as the federal regulatory environment for cannabis evolves.

Strategic Technology Initiatives

In December 2025, the Company entered into a strategic partnership with Remergify, Inc. to evaluate the development of a digital asset ecosystem. This project aims to address banking and supply chain challenges through the potential launch of WEEDCoin and BUDZCoin. These initiatives are currently in the early development phase. The Company’s ability to successfully launch these digital assets is subject to the availability of capital and the complex, evolving regulatory framework governing digital assets and decentralized finance.

Real Estate Assets and Infrastructure

A cornerstone of the Company’s stability is its long-term real estate holdings. Management continues to maintain and market its high-value land assets, notably the "Four Winds of Lake Erie" property in Portland, New York. This 44-acre parcel, featuring significant lake frontage, represents a key "hard asset" that distinguishes the Company from peers in the microcap sector. These properties are held to provide the Company with a tangible asset base while management pursues its broader bio-pharmaceutical goals.

Licensing and Regulatory Compliance

Through its wholly-owned subsidiary, HEMP BioSciences Inc., the Company maintained its comprehensive suite of industrial hemp licenses in Arizona, including cultivation, nursery, and processing permits. Additionally, in late 2025, the Company successfully completed the de-registration of its non-essential international subsidiaries, WEED Hong Kong Ltd. and WEED Australia Ltd. This repatriation of assets and intellectual property to the U.S. parent company was a strategic move to reduce overhead and simplify the corporate governance structure.

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

After the planned clinical trials, and assuming they are successful, then in Phase 3, we plan for WEED Israel Cannabis Ltd. to utilize our human clinical trials with continuing genetic studies in Israel, not just at University levels but to include separate studies at Israeli Hospitals and clinics across Israel from Haifa to Tel Aviv, under Contract Research Organizations (CROs) in order to begin final research & developments from strain extractions to advance manufacturing, refinement of raw product, scientifically backed, to incorporate into Protocols and Procedures, QA/QC to meet EU standards and World Class standards required by the FDA in the United States. This strong pipeline and provenance will clarify and streamline licensing standards to issue all vertically integrated licenses needed in each jurisdiction that we enter in each country. We plan to utilize the highest GMP standards for eventual sale to the public, both for Domestic use and International export.

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

Four Winds Lake Erie, LLC – Infused Beverage Industry

On November 22, 2021, we acquired certain improved property located in Portland, New York from the prior owners for a total purchase price of $477,000. The property is approximately 44 acres and has unlimited water extraction rights from the State of New York. We plan to use this property as our inroads to the New York hemp and infused beverage markets in the future. In order to execute our business plans related to the property we must raise funds. Along with future plans to build a “Cannabis friendly” condos & resort with a farm to food restaurant and winery.

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

Sangre plans to develop a translational breeding program to establish a new collection of Cannabis cultivars for the USA national market. In Israel we plan to establish a unique 2nd new collection of Cannabis Cultivars exclusive to WEED for the EU and Asian marketplace. Using genetic screening technology and micro-propagation, cultivars can be up-selected for specific traits and grown to address the needs of consumers in the medicinal and drug discovery markets. The combination of next generation genomics, selective hybridization, and In Vitro cloning provide us with the tools to enhance new cultivars of patentable Cannabis.

Management continues to maintain and market its high-value land assets, notably the "Four Winds of Lake Erie" property in Portland, New York. This 44-acre parcel, featuring significant lake frontage, represents a key "hard asset" that distinguishes the Company from peers in the microcap sector. These properties are held to provide the Company with a tangible asset base while management pursues its broader bio-pharmaceutical goals.

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

As cannabis has moved through the legalization process in North America, research groups in Canada and the United States, along with Israel, have initiated work on understanding the Cannabis genome.

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

The Company continues to integrate assets from the Hempirical Genetics, LLC acquisition. This includes a proprietary seedbank of over 250 cannabis and hemp strains, featuring rare Landrace varieties such as Panama Red and Acapulco Gold. Throughout 2025, management focused on cataloging these genetics to support future pharmaceutical research and consumer product strategies. These genetic assets are currently carried at a cost basis on our balance sheet, though management believes they represent significant long-term strategic value as the federal regulatory environment for cannabis evolves.

Government Regulation

As of the end of December 2021, 37 states and the District of Columbia allow its citizens to use medical marijuana, and 17 states have legalized cannabis for adult recreational use. The state laws are in conflict with the Federal Controlled Substances Act, which makes marijuana use and possession illegal at the federal level. Prior administrations (namely, President Obama) effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. The current administration (Trump administration) has not yet indicated how it might regulate the marijuana industry at the federal level, but to date there has been very little in terms of action. There is no guarantee that the Trump administration or future administrations will maintain the low-priority enforcement of federal laws in the marijuana industry that was adopted by the Obama administration. Any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to our business and our shareholders.

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

Employees

As of December 31, 2025, we employed two people on a full time basis, namely Glenn E. Martin and Nicole M. Breen. WEED Australia Ltd. was deregistered effective November 19, 2025.

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

Diversity, Equity and Inclusion

We believe that a diverse workforce is critical to our success, and we continue to monitor and improve the application of our hiring, retention, compensation and advancement processes for women and underrepresented populations across our workforce, including persons of color, veterans and LGBTQ to enhance our inclusive and diverse culture. When possible, we plan to invest in recruiting diverse talent.

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

ITEM 1A. – RISK FACTORS.

As a smaller reporting company, we are not required to provide a statement of risk factors. However, we believe this information may be valuable to our shareholders. We reserve the right to not provide risk factors in our future filings. Our primary risk factors and other considerations include:

Substantial doubt about our ability to continue as a going concern

As of the date of this filing, our independent auditors have expressed substantial doubt regarding our ability to continue as a going concern. We have reported recurring losses and have minimal cash on hand. While we believe our significant real estate holdings and proprietary seedbank provide a foundational asset base, these assets are not currently liquid. Our future is dependent on our ability to secure additional debt or equity financing.

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

Our research plan, which is focused on the development and application of cannabis-derived compounds for the treatment of human disease and includes our 5-year cannabis genomic study being conducted by Sangre, is dependent upon our ability to complete the necessary research and clinical human trials.

Our research plan, which is focused on the development and application of cannabis-derived compounds for the treatment of human disease and includes our 5-year cannabis genomic study being conducted by Sangre, is dependent upon our ability to complete the necessary research and clinical human trials. In the event that we are unable to complete those research and/or human clinical trials, or if those trials are not successful, then it could significantly negatively impact all phases of our research plan and significantly impact our business.

There can be no guarantee that we will successfully launch WEEDCoin or BUDZCoin.

In December 2025, the Company entered into a strategic partnership with Remergify, Inc. to evaluate the development of a digital asset ecosystem. This project aims to address banking and supply chain challenges through the potential launch of WEEDCoin and BUDZCoin. These initiatives are currently in the early development phase. The Company’s ability to successfully launch these digital assets is subject to the availability of capital and the complex, evolving regulatory framework governing digital assets and decentralized finance. There can be no assurance that the Company will be able to successfully launch these digital assets and,  if it fails to do so, it may result in the loss of business opportunities and potential disruption to the Company’s strategic plans.

Current economic conditions and capital markets are in a period of disruption and instability which could adversely affect our ability to access the capital markets, and thus adversely affect our business and liquidity.

The current economic conditions largely caused by the coronavirus pandemic have had, and likely will continue to have for the foreseeable future, a negative impact on our ability to access the capital markets and thus have a negative impact on our business and liquidity. Based on a variety of factors, there may be an extended worldwide recession. We may face significant challenges if conditions in the capital markets do not improve. Our ability to access the capital markets has been and continues to be severely restricted at a time when we need to access such markets, which could have a negative impact on our business plans. Even if we are able to raise capital, it may not be at a price or on terms that are favorable to us. We cannot predict the occurrence of future disruptions or how long the current conditions may continue.

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

As of February 2024, 39 states and the District of Columbia allow its citizens to use medical marijuana, and 21 states have legalized cannabis for adult recreational use. The state laws are in conflict with the Federal Controlled Substances Act, which makes cannabis use and possession illegal on a national level. Prior administrations (namely, President Obama) effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. The current administration (Trump administration) has not yet indicated how it might regulate the marijuana industry at the federal level, but to date there has been very little in terms of action. There is no guarantee that the Biden administration or future administrations will maintain the low-priority enforcement of federal laws in the marijuana industry that was adopted by the Obama administration. Any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to our business and our shareholders.

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

Cannabis is a schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of cannabis has been legalized, its production and use remains a violation of federal law. Since federal law criminalizing the use of cannabis preempts state laws that legalize its use, strict enforcement of federal law regarding cannabis would likely result in our inability to proceed with our business plan. Despite state-level licensing, cannabis remains a controlled substance under federal law. Any change in federal enforcement priorities could result in the forfeiture of our assets or the cessation of certain operations. Our pivot into digital assets also exposes us to risks associated with the SEC’s evolving oversight of cryptocurrencies and the potential for these assets to be classified as securities.

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

As detailed elsewhere in this Annual Report we have several business opportunities that we either cannot continue or cannot begin without raising substantial funds either in this Offering or through other sources. Notably, we have closed on the golf course property in New York, and we have an opportunity to enter the hemp and infused beverage market since the property has water extraction rights. However, like our other business opportunities we will need to raise substantial funds to execute on these business plans.

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

During the year ended December 31, 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, we may not be aware of all vulnerabilities or might not accurately assess the risks of incidents, and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks.

ITEM 2 – PROPERTIES

New York Property

On November 22, 2021, we acquired certain improved property located in Westfield, New York from DiPaolo for a total purchase price of $477,000. The property is approximately 44 acres and has unlimited water extraction rights from the State of New York. We plan to use this property as our inroads to the New York hemp and infused beverage markets in the future.

ITEM 3 – LEGAL PROCEEDINGS

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain, and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 4 – MINE SAFETY DISCLOSURES

There is no information required to be disclosed under this Item.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTCQB-tier of OTC Markets under the symbol “BUDZ.” We were originally quoted over-the-counter on November 2009. We started being quoted on the OTCQB-tier of OTC Markets on September 13, 2018. As of March 30, 2026, we had 148,312,685 shares of our common stock outstanding. Over-the-counter market quotations on the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

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

Holders

As of December 31, 2025, there were 147,432,685 shares of our common stock outstanding held by approximately 280 holders of record and numerous shares held in brokerage accounts. As of March 30, 2026, there were 148,312,685 shares of our common stock outstanding held by 284 holders of record. Of these shares, 54,119,100 were held by non-affiliates. As of June 30, 2025, we had 50,540,680 shares held by non-affiliates. On the cover page of this filing, we value the 50,540,680 shares held by non-affiliates as of June 30, 2025 at $1,516,220. These shares were valued at $0.03 per share, based on our closing share price on June 30, 2025.

As of December 31, 2025, we did not have any shares of preferred stock issued or outstanding.

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

Currently, we do not have any equity compensation plans. As a result, we did not have any options, warrants or rights outstanding under equity compensation plans as of December 31, 2025.

Recent Issuance of Unregistered Securities

None.

If our stock is listed on an exchange, we will be subject to the Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

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

Overview

WEED, Inc. (the “Company”) is a multi-national bio-pharmaceutical and real estate holding company. Our mission is to lead the development and application of cannabis-derived compounds for medical and industrial use. During fiscal 2025, the Company focused on asset preservation and the modernization of its business model, which included streamlining international operations and exploring the integration of blockchain and AI technologies within the regulated cannabis ecosystem.

Our first business opportunity was, and continues to be, through our wholly-owned subsidiary, Sangre AT, LLC (“Sangre”), where we are focused on the development and application of cannabis-derived compounds for the treatment of human disease and animal ailments. To that end Sangre, was working on a planned five-year Cannabis Genomic Study to complete a genetic blueprint of the Cannabis plant genus, by creating a global genomic classification of the entire plant. Sangre completed a 1-2 year Pilot Study in 2017 & 2018 at the University of Texas-Galveston through Industrial Metagenomics at a cost of nearly $1 million USD. Sangre completed the pilot study with 30 cultivars from strains collected worldwide that included 30 strains (twenty-four female and six male). These results are highly proprietary and the basis of future studies to come. We need to raise additional funds to continue the next steps in our Cannabis Genomic Study.

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

Key Material Events of 2025

Research and Intellectual Property Development

The Company continues to integrate assets from the Hempirical Genetics, LLC acquisition. This includes a proprietary seedbank of over 250 cannabis and hemp strains, featuring rare Landrace varieties such as Panama Red and Acapulco Gold. Throughout 2025, management focused on cataloging these genetics to support future pharmaceutical research and consumer product strategies. These genetic assets are currently carried at a cost basis on our balance sheet, though management believes they represent significant long-term strategic value as the federal regulatory environment for cannabis evolves.

Strategic Technology Initiatives

In December 2025, the Company entered into a strategic partnership with Remergify, Inc. to evaluate the development of a digital asset ecosystem. This project aims to address banking and supply chain challenges through the potential launch of WEEDCoin and BUDZCoin. These initiatives are currently in the early development phase. The Company’s ability to successfully launch these digital assets is subject to the availability of capital and the complex, evolving regulatory framework governing digital assets and decentralized finance.

Real Estate Assets and Infrastructure

A cornerstone of the Company’s stability is its long-term real estate holdings. Management continues to maintain and market its high-value land assets, notably the "Four Winds of Lake Erie" property in Portland, New York. This 44-acre parcel, featuring significant lake frontage, represents a key "hard asset" that distinguishes the Company from peers in the microcap sector. These properties are held to provide the Company with a tangible asset base while management pursues its broader bio-pharmaceutical goals.

Licensing and Regulatory Compliance

Through its wholly-owned subsidiary, HEMP BioSciences Inc., the Company maintained its comprehensive suite of industrial hemp licenses in Arizona, including cultivation, nursery, and processing permits. Additionally, in late 2025, the Company successfully completed the de-registration of its non-essential international subsidiaries, WEED Hong Kong Ltd. and WEED Australia Ltd. This repatriation of assets and intellectual property to the U.S. parent company was a strategic move to reduce overhead and simplify the corporate governance structure.

This discussion and analysis should be read in conjunction with our financial statements included as part of this Annual Report.

Results of Operations for the Years Ended December 31, 2025 and 2024

	Year Ended December 31,
	2025	2024

Revenue	$-	$-

Operating expenses:

General and administrative expenses	1,128,094	351,116
Professional fees	177,098	156,290
Depreciation and amortization	22,487	22,586
Total operating expenses	1,327,679	529,992

Net operating loss	(1,327,679)	(529,992)

Other income (expense)

Interest expense	(43,857)	(15,325)
Other income	-	35,000
Loss on dissolution of subsidiary	(637)
Total other income (expense)	(44,494)	19,675

Net loss before income tax	(1,372,173)	(510,317)
Income tax expense	33	399
Net loss	(1,372,206)	(510,716)
Other comprehensive income (loss)	1,191	799

Comprehensive loss	$(1,371,015)	$(509,917)

Operating Loss; Net Loss

Our comprehensive net loss increased by $861,098, from ($509,917) to ($1,371,015), from the year ended 2024 compared to 2025. Our operating loss increased by $797,687, from ($529,992) to ($1,327,679) for the same period. The increase in comprehensive net income is primarily a result of an increase in general and administrative expenses and professional fees in 2025 compared to 2024.

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

General and Administrative Expenses

General and administrative expenses increased by $776,978, from $351,116 for the year ended December 31, 2024 to $1,128,094 for the year ended December 31, 2025, primarily due to increases in our salaries.

Professional Fees

Our professional fees increased by $20,808 during the year ended December 31, 2025 compared to the year ended December 31, 2024. Our professional fees were $177,098 for the year ended December 31, 2025 and $156,290 for the year ended December 31, 2024. These fees are largely related to fees paid for legal and accounting services, along with compensation to independent contractors. We expect these fees to vary quarter-to-quarter as our business and stock price fluctuate if we continue to use stock-based compensation. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization

During the year ended December 31, 2025, we had depreciation and amortization of $22,487, compared to $22,586 in the year ended December 31, 2024. The depreciation and amortization expense primarily relates to our properties and trademark acquisitions.

Interest Expense

Interest expense increased to ($43,857) from ($15,325) for the year ended December 31, 2025 compared to the same period in 2024. Our interest expense primarily relates to notes payable from attorneys and related parties.

Other Income

During the year ended December 31, 2024, the Company received a $35,000 settlement from the Titan laboratory deal. This amount represents refunds from the prepaid rent of a purchase deal that fell through in 2023.

Liquidity and Capital Resources

Introduction

During the years ended December 31, 2025 and 2024, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of December 31, 2025 was $33,130 and our monthly cash flow burn rate was approximately $10,500. We currently do not believe we will be able to satisfy our cash needs from our revenues for many years to come.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2025 and 2024, respectively, are as follows:

	December 31, 2025	December 31, 2024	Change

Cash	$33,130	$159,355	$(126,225)
Total Current Assets	47,705	189,891	(142,186)
Total Assets	559,906	738,366	(178,460)
Total Current Liabilities	1,248,267	959,372	288,895
Total Liabilities	$1,248,267	$959,372	$288,895

Our total assets decreased by $178,460 as of December 31, 2025 as compared to December 31, 2024. The decrease in our total assets between the two periods was attributed to decreases in our cash, ROU assets and increased accumulated depreciation.

Our current liabilities and total liabilities increased by $288,895, as of December 31, 2025 as compared to December 31, 2024. This increase was primarily due to increases in notes payable, related parties.

In order to repay our obligations in full or in part when due, we will be required to raise capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available of $33,130 and $159,355 as of December 31, 2025 and December 31, 2024, respectively. Based on our lack of revenue, our cash on hand and current monthly burn rate of approximately $10,500, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $(195,136) for the year ended December 31, 2025, as compared to $(415,524) for the year ended December 31, 2024. For the period in 2025, the net cash used in operating activities consisted primarily of our net loss of $(1,372,206), adjusted by depreciation and amortization of $22,487, debt discount amortization of $10,255, and estimated fair value of stock based compensation and shares issued for services of $800,000 and 90,000, respectively decreases in assets related to prepaid expenses and deposits of $15,961, and increases in liabilities consisting of accounts payable of $12,362 and accrued expenses of $209,963. For the period in 2024, the net cash used in operating activities consisted primarily of our net loss of ($510,716), adjusted by depreciation and amortization of $22,586, debt discount amortization of $10,255, estimated fair value of stock based compensation and shares issued for services of $20,000 and 14,000, respectively, and further adjusted by imputed interest on RP Loans of $1,200, increases in assets related to prepaid expenses and deposits of $(1,059), and decreases in liabilities and an increase in accrued expenses.

Investments

For the year ended December 31, 2025 and 2024, we had no cash flows provided from investing activities.

Financing

Our net cash provided by financing activities for the year ended December 31, 2025 was 70,103, compared to $285,269 for the year ended December 31, 2024. For the period in 2025, our financing activities related to proceeds from notes payable of $199,403, partially offset by proceeds from repayments of notes payables-related party of $130,000. For the period in 2024, our financing activities related to proceeds from notes payable of $310,000, offset by repayments of notes payable-related party of $30,000.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management has identified the following four material weaknesses that have caused management to conclude that, as of December 31, 2025, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

(d) Changes in Internal Control over Financial Reporting

There are no changes to report during our fiscal year ended December 31, 2025.

ITEM 9B – OTHER INFORMATION

Insider Trading Arrangements

No officers, as defined in Rule 16a-1(f), or directors adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the year of 2025. There are no events required to be disclosed by the Item.

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

Name	Age	Position(s)

Glenn E. Martin	72	President, Chief Executive Officer, Chief Financial Officer and a Director

Nicole M. Breen	49	Secretary, Treasurer and a Director

Glenn E. Martin was appointed as our President, Chief Executive Officer and Chief Financial Officer on September 30, 2014. Mr. Martin has been a Director since January 1, 2005. Mr. Martin was our President from 2005 until 2012. Between July 2012 and September 2014, there was a dispute with our Board of Directors and Mr. Martin remained on the Board of Directors but was no longer our Chief Executive Officer or Chief Financial Officer. During this time, he was still involved with our company and was reinstated to those positions in September 2014. Prior to joining United Mines, Mr. Martin has served in an executive capacity with several different companies. From 1988 through the fall of 1992, Mr. Martin was Executive Director of World Trade Center, Tucson, a subsidiary of the former Twin Towers in New York City. In this position he oversaw the day-to-day operation, including projects, programs, and seminars for the U.S. Dept. of Commerce associate office in the W.T.C., Tucson promoting D.O.C. programs, servicing clients for both the D.O.C. and Small Business administration. During his tenure with World Trade Center, he served as speaker for international trade seminars and the AIESEC (U.S) National Leadership Seminars. Member; Hong Kong Trade Association 1988 to present. Member; Society of Mining, Metallurgy & Exploration (2008) Guest speaker at Inaugural HKBAH Annual Event in May 2010 & member of Hong Kong Business Association of Hawaii (2010).

During our fiscal years ended December 31, 2025 and December 31, 2024, Mr. Martin received $0 and $91,000, respectively, in cash compensation for his services. As of December 31, 2025, we owe Mr. Martin $273,000 in cash compensation for his services. Mr. Martin received 5,000,000 shares as a signing bonus for the employment agreement dated January 1, 2025. As of December 31, 2025, Mr. Martin owned, beneficially-owned, or controlled an aggregate of 65,760,412 shares of our common stock. Mr. Martin has not sold any shares of his stock since inception in January 2005.

Nicole M. Breen, was appointed as our Secretary and Treasurer on September 30, 2014. Ms. Breen has been a Director since January 1, 2005. Ms. Breen was our Secretary and Treasurer from 2005 until 2012. Between July 2012 and September 2014, there was a dispute with our Board of Directors and Ms. Breen remained on the Board of Directors but was no longer our Secretary and Treasurer. During this time, she was still involved with our company and was reinstated to those positions in September 2014. From June 2000 to 2012 she served as the Managing Associate of GEM Management Group, LLC specializing in acquiring mineral rights and mining properties, along with servicing administration requirements for the company. All Ms. Breen’s current work in the Cannabis industry is done on our behalf. In this position, she oversees as corporate secretary, recording secretary and the day-to-day treasury operations of the company. Ms. Breen received her Bachelor of Science in Physical Education in Education, with a minor in Elementary Education, from the University of Arizona.

During our fiscal years ended December 31, 2025 and December 31, 2024, Ms. Breen received $13,000 and $62,750, respectively, in cash compensation for her services. As of December 31, 2025, Ms. Breen is owed $96,750 in cash compensation for her services. As of December 31, 2025, Ms. Breen owned, beneficially-owned, or controlled an aggregate of 29,631,593 shares of our common stock. Ms. Breen received 5,000,000 shares as a signing bonus for the employment agreement dated January 1, 2025.

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

Committees

All proceedings of the board of directors for the year ended December 31, 2025 were conducted by resolutions consented to in writing by the board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

We do not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors, and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

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

Nomination Procedures For Appointment of Directors

As of December 31, 2025, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

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

During the fiscal year ended December 31, 2025, to the Company’s knowledge, the following no delinquencies occurred.

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

ITEM 11 – EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2025;

(b)

each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2025 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2025,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2025 and 2024, are set out in the following summary compensation table:

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last three fiscal years:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Glenn E. Martin	2025	96,000	(2)	-0-	-0-	-0-	-0-	-0-	-0-	96,000	(2)
President, CEO, CFO(1)	2024	96,000	(2)	-0-	-0-	-0-	-0-	-0-	-0-	96,000	(2)

Nicole M. Breen,	2025	78,000	(4)	-0-	-0-	-0-	-0-	-0-	-0-	78,000	(4)
Secretary and Treasurer(3)	2024	78,000	(4)	-0-	-0-	-0-	-0-	-0-	-0-	78,000	(4)

(1)	Mr. Martin was appointed President, Chief Executive Officer, and Chief Financial Officer on September 30, 2014.

(2)	All $96,000 owed to Mr. Martin was accrued in 2024 and 2025.

(3)	Ms. Breen was appointed Secretary and Treasurer on September 30, 2014.

(4)	Ms. Breen is owed $13,750 and $83,000 in 2024 and 2025 respectively.

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

The following table sets forth director compensation for 2025:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Glenn E. Martin	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Nicole M. Breen	-0-	-0-	-0-	-0-	-0-	-0-	-0-

No director received compensation for the fiscal years December 31, 2025 and December 31, 2024. We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2025:

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

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve-month period ended December 31, 2025.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 30, 2026, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock

Title of Class	Name and Address of Beneficial Owner (2)	Nature of Beneficial Ownership	Amount		Percent of Class (1)

Common Stock	Glenn E. Martin (3)	President, CEO, CFO, and Director	65,760,412	(4)	44.3%

Common Stock	Nicole M. Breen (3)	Secretary, Treasurer, and Director	28,434,950	(4)	19.2%

Common Stock	All Officers and Directors as a Group (2 people)		94,195,362	(4)(5)	63.5%

(1)

Unless otherwise indicated, based on 148,312,685 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

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

(5)

Includes 305,505 shares of common stock held in the name of GEM Management Group, LLC, an entity controlled by Ms. Breen, an aggregate of 15,927 shares of common stock held in the name of Ms. Breen’s children, and 830,615 held in the name of Ryan Breen, Ms. Breen’s husband. Also includes options to acquire 2,000,000 shares of our common stock at an exercise price of $10.55, which options expire ten years from the date of grant.

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

Share Issuances

On December 5, 2025, we issued an aggregate of 1,500,000 shares of our common stock to Elliott Kwestel, Gilbert Frajio, and Robert Brodnick for services rendered, with a total fair value of $75,000, based on the closing price of our common stock on the date of grant.

On January 30, 2025, we issued an aggregate of 500,000 shares of our common stock to Amanda Scott, Robert S. Wolkin, and Erin Wilson for services rendered, with an aggregate fair value of $15,000, based on the closing price of our common stock on the date of grant.

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

Notes Payable

On April 12, 2010, the Company received an unsecured, non-interest-bearing loan in the amount of $2,000, due on demand, from Robert Leitzman. Interest is being imputed at the Company’s estimated borrowing rate of 10% per annum. The largest aggregate amount outstanding was $2,000 during the years ended December 31, 2019 and 2018. Mr. Leitzman owns less than 1% of the Company’s common stock; however, Mr. Leitzman is deemed to be a related party due to the non-interest-bearing nature of the loan and the materiality of the debt at the time of origination.

On various dates during 2011 and 2012, the Company received unsecured loans in the aggregate amount of $10,000, due on demand, bearing interest at 10%, from Sandra Orman. The largest aggregate amount outstanding was $10,000 during the years ended December 31, 2019 and 2018. Mrs. Orman owns less than 1% of the Company’s common stock; however, Mrs. Orman is deemed to be a related party due to the nature of the loan and the materiality of the debt at the time of origination.

On May 2, 2022, the Company acquired Hempirical Genetics, LLC and, in connection with the acquisition, issued a non-interest-bearing note payable in the original principal amount of $120,000 to executive officer Jeffrey Miller. Payments of $60,000 and $10,000 were made on the note during 2023 and 2024, respectively.

On various dates, the Company received advances from its Chief Executive Officer, Glenn Martin, and its Secretary, Nicole Breen. Mr. Martin and Ms. Breen own approximately 45% and 16% of the Company’s common stock, respectively. These unsecured loans bear interest at 5% and 12% and are due on demand. As of December 31, 2025, the Company owed Mr. Martin $472,000 and Ms. Breen $37,403 under these notes.

Lease of Real Property

We lease our executive offices from Glenn E. Martin, our President, on a month-to-month basis.  The monthly rent was $1,000 commencing April 1, 2017, and was increased to $1,200 effective July 1, 2022.

Corporate Governance

As of December 31, 2025, our Board of Directors consisted of Glenn E. Martin and Nicole M. Breen. As of December 31, 2025, we did not have any directors that qualified as “independent directors” as the term is used in NASDAQ rule 5605(a)(2).

Our current Board of Directors consists of Glenn E. Martin and Nicole M. Breen as our only directors.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2025 and December 31, 2024 for professional services rendered by M&K CPAS, PLLC, for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Audit Fees and Audit Related Fees	$36,750	$44,000
Tax Fees	$5,698	$5,513
All Other Fees	$0	$0
Total	$42,448	$49,513

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

(a)(3) Exhibits:

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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEED, Inc.

Dated: April 8, 2026		/s/ Glenn E. Martin
	By:	Glenn E. Martin
	Its:	Chief Executive Officer (Principal Executive Officer), President, and Chief Financial Officer (Principal Financial Officer)

Dated: April 8, 2026		/s/ Nicole M. Breen
	By:	Nicole M. Breen
	Its:	Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 8, 2026		/s/ Glenn E. Martin
	By:	Glenn E. Martin, Director

Dated: April 8, 2026		/s/ Nicole M. Breen
	By:	Nicole M. Breen, Director

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WEED, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of WEED, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WEED, Inc. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two- year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its consolidated operations and its cash flows for each of the years in the two- year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

The Woodlands, Texas

April 8, 2026

WEED, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS

CURRENT ASSETS:
Cash	$33,130	$159,355
Prepaid expenses	10,680	26,480
Other current asset	3,895	4,056

TOTAL CURRENT ASSETS	47,705	189,891

Land	258,319	258,319
Building	218,681	218,681
Computers & equipment	147,771	147,771
Property and equipment, gross	624,771	624,771

Less: Accumulated depreciation	(148,304)	(128,417)

Property and equipment, net	476,467	496,354

Grower license	667	667
Trademark	50,000	50,000
Intangible assets, gross	50,667	50,667
Less: Accumulated amortization	(19,684)	(17,084)

Intangible assets, net	30,983	33,583

ROU asset	4,751	18,538

TOTAL ASSETS	$559,906	$738,366

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$179,914	$167,552
Accrued expense	111,300	84,900
Accrued officer compensation	369,750	202,750
Accrued interest	33,414	16,851
Notes payable, related parties	502,985	423,328
Asset retirement obligation	35,800	35,800
Lease liability	4,751	18,538
Due to officer	10,353	9,653

TOTAL CURRENT LIABILITIES	1,248,267	959,372

TOTAL LIABILITIES	1,248,267	959,372

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 200,000,000 authorized, 147,432,685 and 125,432,685 issued and outstanding, respectively	147,433	125,433
Additional paid-in capital	85,050,643	84,166,601
Subscription payable	386,250	386,250
Accumulated deficit	(86,275,485)	(84,903,279)
Accumulated other comprehensive loss:
Foreign currency translation	2,798	3,989

TOTAL STOCKHOLDERS' EQUITY	(688,361)	(221,006)

TOTAL LIABILITIES & STOCKERHOLDERS' EQUITY	$559,906	$738,366

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years
	Ended December 31,
	2025	2024

REVENUE	$-	$-

COST OF GOOD SOLD	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
General and administrative expenses	1,128,094	351,116
Professional fees	177,098	156,290
Depreciation & amortization	22,487	22,586

Total operating expenses	1,327,679	529,992

NET OPERATING LOSS	(1,327,679)	(529,992)

OTHER INCOME (EXPENSE)
Interest expense	(43,857)	(15,325)
Other income	-	35,000
Loss on dissolution of subsidiary	(637)	-

TOTAL OTHER INCOME (EXPENSE)	(44,494)	19,675

NET LOSS BEFORE INCOME TAX	(1,372,173)	(510,317)

INCOME TAX EXPENSE	33	399

NET LOSS	(1,372,206)	(510,716)

OTHER COMPREHENSIVE INCOME (LOSS)	1,191	799

COMPREHENSIVE LOSS	$(1,371,015)	$(509,917)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

Outstanding - basic and fully diluted	135,920,356	124,132,685

Net loss per share - basic and fully diluted	$(0.010)	$(0.004)

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Years ended December 31, 2025 and 2024

							Total
	Common Stock		Additional	Subscriptions	Accumulated	Other	Stockholders'
	Shares	Amount	Paid-In Capital	Payable	Deficit	Comprehensive	Equity

Balance, December 31, 2023	123,482,685	$123,483	$83,818,351	$701,250	(84,392,563)	(4,788)	$255,309

Common stock issued for services	1,950,000	1,950	347,050	(315,000)	-	-	34,000

Imputed Interest on RP Loans	-	-	1,200	-	-	-	1,200

Net loss	-	-	-	-	(510,716)	-	(510,716)

Other comprehensive income, net	-	-	-	-	-	(799)	(799)

Balance, December 31, 2024	125,432,685	$125,433	$84,166,601	$386,250	(84,903,279)	3,989	$(221,006)

Common stock issued for services	22,000,000	22,000	868,000	-	-	-	890,000

Imputed Interest on RP Loans	-	-	16,042	-	-	-	16,042

Net loss	-	-	-	-	(1,372,206)	-	(1,372,206)

Other comprehensive income, net	-	-	-	-	-	(1,191)	(1,191)

Balance, December 31, 2025	147,432,685	$147,433	$85,050,643	$386,250	(86,275,485)	2,798	$(688,361)

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,372,206)	$(510,716)
Adjustments to reconcile to net loss to net cash used in operating activities:
Depreciation and amortization	22,487	22,586
Debt discount amortization	10,255	10,255
Imputed Interest on RP Loans	16,042	1,200
Estimated fair value of stock based compensation	800,000	20,000
Estimated fair value of shares issued for services	90,000	14,000
Decrease (increase) in assets
Prepaid expenses and deposits	15,961	(1,059)
Increase (decrease) in liabilities
Accounts Payable	12,362	(16,013)
Accrued expenses	209,963	44,223

NET CASH USED IN OPERATING ACTIVITIES	(195,136)	(415,524)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in due to officer	700	8930
Proceeds from notes payable - related party	199,403	310,000
Repayments on notes payable - related party	(130,000)	(30,000)
Repayments on notes payable	-	3,661

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	70,103	285,269

NET CHANGE IN CASH	(125,034)	(130,255)

EFFECT OF EXCHANGE RATE ON CASH	(1,191)	(799)

CASH, BEGINNING OF PERIOD	159,355	290,409

CASH, END OF PERIOD	$33,130	$159,355

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the years ended December 31:

Income taxes	$33	$399
Interest paid	-	$1,216

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

Basis of Presentation:

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP").

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

(2) Sangre AT, LLC is doing business as Sangre AgroTech.

(3) Hempirical Genetics, LLC is a wholly-owned subsidiary of WEED, Inc.

Note 1 – Nature of Business and Significant Accounting Policies (continued)

Principles of Consolidation (continued)

The consolidated financial statements herein contain the operations of the wholly-owned subsidiary listed above. All significant inter-company transactions have been eliminated in the preparation of these financial statements. The parent company, WEED and subsidiaries will be collectively referred to herein as the “Company”, or “WEED”. The Company's headquarters are located in Tucson, Arizona and its operations are primarily within the United States.

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

Revenue Recognition

The Company is using the revenue recognition standard ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, and using the cumulative effect (modified retrospective) approach. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings at the date of initial application. No cumulative-effect adjustment in retained earnings was recorded as the Company has no historical revenue. The impact of the adoption of the new standard was not material to the Company’s consolidated financial statements. The Company did not earn revenue during the periods ended December 31, 2025 and 2024.  When the Company earns revenue, it will be recognized in accordance with FASB ASC 606 – Revenue from Contracts with Customers.

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

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. The Company recognized $2,975 and $212 of advertising and promotion costs for years ended December 31, 2025 and 2024.

Asset Retirement Obligations

The Company acquired a gas well on February 23, 2023, with a cost of $41,400. We are required to record a liability for the present value of our asset retirement obligation (“ARO”) to plug and abandon inactive-non-producing wells, facilities, and equipment, and to restore the land at the end of oil production operations. As a result, we accrued the full value of the cost amounting to $35,800 for plug and abandon non-operating well on the consolidated balance sheet as of December 31, 2025 and 2024.

Foreign Currency Transactions

Expenses are translated at the exchange rates in effect at the date of the transaction. Foreign currency denominated payables are translated at the rates of exchange at the balance sheet date. The resulting transaction gains and losses are recorded in the statement of income in the period incurred.

Assets and liabilities of those operations are translated at exchange rates in effect at the balance sheet date. Income and expenses are translated using the exchange rates on the transaction date for the reporting period. Translation adjustments, if any, are reported as a separate component of accumulated other comprehensive income. Transaction gain (loss) on foreign currency exchange rate was $1,191 and $799 for the years ended December 31, 2025 and 2024. For all significant foreign operations, the functional currency is the local currency.

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segments expenses. The amendments require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss. The amendments improve financials reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities. The Company adopted ASU No. 2023-07 for our fiscal year 2024 annual financial statements and interim financial statements thereafter and have applied this standard retrospectively for all period presented in the consolidated financial statements. See Note 12 for more details on the Company’s segment information.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $86,275,485 and negative working capital of $1,200,562 at December 31, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new products and services to begin generating revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party

Notes Payable

From time to time, the Company has received short term loans from officers and directors as disclosed in Note 7 below. The Company has a total of $502,985 and $423,328 of notes payable on the consolidated balance sheet as of December 31, 2025 and December 31, 2024, respectively.

From January 2022 to March 31, 2022, the Company received $4,000 and $500,000 loans from Nicole Breen and Glenn Martin, respectively. The $500,000 loan from Glenn Martin replaced the $300,000 loan. From January 2023 to March 31, 2023, the Company paid off the remaining balance of the loan from Nicole Breen that originally was $37,500. From April 2023 to June 30, 2023, the Company received $50,000 from Nicole Breen. From July 2023 to September 30, 2023, the company paid off Glenn Martin’s loan of $500,000 and Nicole Breen’s loan of $50,000. From July 2024 to September, 2024, the Company received $10,000 from Glenn Martin. From September 2024 to December 31, 2024, the Company received $300,000 from Glenn Martin and the company paid off Glenn Martin’s loan of $5,000. From January 2025 to December 31, 2025 the company received $162,000 and $37,403 loans from Glenn Martin and Nicole Breen respectively, the company paid off $130,000 of Glenn Martin’s loan.

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

Accrued Compensation

A total of $369,750 and $202,750 of officer compensation was unpaid and outstanding at December 31, 2025 and December 31, 2024, respectively.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2025 and December 31, 2024, respectively:

Fair Value Measurements at December 31, 2024

	Level 1	Level 2	Level 3
Assets
Cash	$159,355	$-	$-
Intangible assets, net	$-	$33,583	$-
Total assets	$159,355	$33,583	$-
Liabilities
Notes payable, related parties		$423,328
Notes payable	$-	$-	$-
Total liabilities	$-	$423,328	$-

Fair Value Measurements at December 31, 2025

	Level 1	Level 2	Level 3
Assets
Cash	$33,130	$-	$-
Intangible assets, net	$-	$30,983	$-
Total assets	$33,130	$30,983	$-
Liabilities
Notes payable, related parties		$502,985
Notes payable	$-	$-	$-
Total liabilities	$-	$502,985	$-

The fair values of our related party debts are deemed to approximate book value and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the year ended December 31, 2025 and 2024.

Note 5 – Property and Equipment

Property and equipment consist of the following at December 31, 2025 and December 31, 2024, respectively:

	December 31,	December 31,
	2025	2024

Office equipment	8,666	8,666
Furniture & Fixtures	5,479	5,479
Lab equipment	133,626	133,626

Land	258,319	258,319
Property	218,681	218,681
Property and equipment, gross	624,771	624,771
Less accumulated depreciation	(148,304)	(128,417)
Property and equipment, net	$476,467	$496,354

Depreciation expense totaled $19,887 and $19,986 for the years ended December 31, 2025 and 2024, respectively.

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

Acquisition intangible assets arising out of the acquisition of Hempirical Genetics, LLC that should, in accordance with GAAP, be classified as intangibles, include goodwill.

On December 31, 2025 and December 31, 2024, Intangibles consists of the following:

	December 31, 2025	December 31, 2024
Trademark	50,000	50,000
Grower License	667	667
Less: Accumulated amortization	(19,684)	(17,084)
Total other intangibles, Net	30,983	33,583

Amortization expense totaled $2,600 and $2,600 for the years ended December 31, 2025 and 2024, respectively.

Note 7 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at December 31, 2025 and December 31, 2024, respectively:

	December 31, 2025	December 31, 2024
On April 12, 2010, the Company received an unsecured, non-interest-bearing loan in the amount of $2,000, due on demand from Robert Leitzman. Interest is being imputed at the Company’s estimated borrowing rate, or 10% per annum. The largest aggregate amount outstanding was $2,000 during the periods ended December 31, 2019 and December 31, 2018. Mr. Leitzman owns less than 1% of the Company’s common stock, however, the Mr. Leitzman is deemed to be a related party given the non-interest-bearing nature of the loan and the materiality of the debt at the time of origination.	$2,000	2,000

Over various dates in 2011 and 2012, the Company received unsecured loans in the aggregate amount of $10,000, due on demand, bearing interest at 10%, from Sandra Orman. The largest aggregate amount outstanding was $10,000 during the periods ended December 31, 2019 and December 31, 2018. Mrs. Orman owns less than 1% of the Company’s common stock, however, Mrs. Orman is deemed to be a related party given the nature of the loan and the materiality of the debt at the time of origination.	$10,000	10,000

On various dates in 2024 and 2025, the company received the aggregate amount of $472,000 and $37,403 of advances, bearing interest at 5% and 12%, from Glenn Martin and Nicole Breen. Payments of $130,000 and $5,000 were made to Glenn Martin in 2025.	$374,403	$305,000

On May 2, 2022, the company acquired Hempirical Genetics, LLC with a note payable to the executive officer Jeffrey Miller with no interest. Repayments of $0 and $25,000 were made toward the note in 2025 and 2024, respectively.	$120,000	$120,000

Notes payable, related parties	$506,403	$437,000

Less: Loan fee, net of amortization	3,418	13,672

Notes payable, related parties	$502,985	$423,328

Note 7 – Notes Payable, Related Parties (continued)

The Company recorded interest expense in the amount of $43,857 and $15,325 for the years ended December 31, 2025 and 2024, respectively, including debt amortization expense of $10,255 and $10,255 and imputed interest expense in the amount of $16,042 and $1,200, respectively, during such periods related to notes payable, related parties.

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

The rate implicit in lease is not readily determinable, and we therefore use incremental borrowing rate to determine the present value of the lease payments. The incremental borrowing rate used to determine the initial value of right-of-use (“ROU”) assets and lease liabilities during the period ended December 31, 2025, was 5.0%.

In May, 2022, we entered into a lease agreement of a hemp drying facility in Huachuca City, Arizona for $1,200 per month. The lease term began May 2, 2022 and ends May 2, 2026. As of December 31, 2025, we had lease liabilities of $4,751, and ROU assets of $4,751.

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

2025 Common Stock Activity

Common Stock Sales (2025)

No stocks were issued during the year ended December 31, 2025.

Common Stock Issued for Services (2025)

During the year ended December 31, 2025, the Company agreed to issue an aggregate of 22,000,000 shares to consultants for services performed. The total fair value of common stock was $880,000 based on the closing price of the Company’s common stock earned on the measurement date.

Common Stock Cancellations

No common stocks were cancelled during the year ended December 31, 2025.

2024 Common Stock Activity

Common Stock Sales (2024)

No stocks were issued during the year ended December 31, 2024.

Common Stock Issued for Services (2024)

During the year ended December 31, 2024, 1,750,000 shares of common stocks valued at $315,000 were issued for the services, and such amount has been included in subscriptions payable.

During the year ended December 31, 2024, the Company agreed to issue an aggregate of 200,000 shares to consultants for services performed. The total fair value of common stock was $14,000 based on the closing price of the Company’s common stock earned on the measurement date.

Common Stock Cancellations

No common stocks were cancelled during the year ended December 31, 2024.

Note 9 – Stockholders’ Equity (Continued)

Common Stock Warrants and Options

2024 Common Stock Warrant Activity

Common Stock Warrants Granted (2025)

No common stock warrants were granted during the year ended December 31, 2025.

Warrants Exercised (2025)

No warrants were exercised during the year ended December 31, 2025.

2024 Common Stock Warrant Activity

Common Stock Warrants Granted (2024)

No common stock warrants were granted during the year ended December 31, 2024.

Warrants Exercised (2024)

No warrants were exercised during the year ended December 31, 2024.

The stock option will expire on the tenth anniversary of the granted date, which is February 1, 2028. As of December 31, 2025, the stock option will expire in 25 months.

A summary of the Company’s stock option activity and related information is as follows:

	For the year ended December 31, 2024
	Number of	Average
	Shares	Price
Outstanding at the beginning of period	$6,000,000	$10.55
Granted		-
Exercised/Expired/Cancelled	-	-
Outstanding at the end of period	6,000,000	$10.55
Exercisable at the end of period	6,000,000	$10.55

	For the year ended December 31, 2025
	Number of	Average
	Shares	Price
Outstanding at the beginning of period	$6,000,000	$10.55
Granted	-	-
Exercised/Expired/Cancelled	-	-
Outstanding at the end of period	6,000,000	$10.55
Exercisable at the end of period	6,000,000	$10.55

Note 10 – Other Income

During the year ended December 31, 2024, the Company received a  $35,000  settlement from the Titan laboratory deal. This amount represents refunds from the prepaid rent of a purchase deal that fell through in 2023.

Note 11 – Income Tax

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provided that deferred tax assets and liabilities, are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the years ended December 31, 2025 and year ended December 31, 2024, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2025 and December 31, 2024, the Company had approximately $1,372,173 and $510,317 of loss of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company’s deferred tax assets are as follows:

December 31, 2025
Deferred tax assets:
Net operating loss carry forward as of 12/31/2024	$18,411,283
Estimate Tax Loss December 31, 2025	1,372,173

NOL Carry Forward Cumulative as of 12/31/2025	19,783,456
Statutory Tax Rate	21%
Deferred Tax Asset	4,154,526
Valuation	(4,154,526)
Net Deferred Tax Asset	0

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2025.

Note 12 – Segment Information

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

Geographically, we have no assets in a foreign country requiring separate disclosure.

The following table provides the significant expenses that management used to manage our one reportable segment:

	Year Ended December 31,
	2025	2024
General and administrative expenses	1,128,094	351,116
Professional fees	177,098	156,290
Depreciation and amortization	22,487	22,586
Total operating expenses	1,327,679	529,992

Note 13 – Subsequent Events

We have evaluated subsequent events through the filing date of this Form 10-K and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosures in the notes thereto.

