Form 10-Q
period 2026-03-31
WEED, INC.
filed 2026-05-15
CIK 1393772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 14, 2026, there were 148,312,685 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1 Consolidated Financial Statements

The consolidated balance sheets as of March 31, 2026, (unaudited) and December 31, 2025, the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025, the consolidated statement of changes in stockholders’ equity (deficit) for the three months ended March 31, 2026 and 2025, and the consolidated statements of cash flows for the three months ending March 31, 2026 and 2025, follow. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

3

WEED, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

WEED, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	(Unaudited) March 31,	December 31,
	2026	2025
ASSETS

CURRENT ASSETS:
Cash	$1,795	$33,130
Prepaid expenses	6,675	10,680
Other current asset	3,895	3,895

TOTAL CURRENT ASSETS	12,365	47,705

Land	258,319	258,319
Building	218,681	218,681
Computers & Equipment	147,771	147,771
Property and equipment, gross	624,771	624,771

Less: Accumulated depreciation	(153,275)	(148,304)

Property and equipment, net	471,496	476,467

Grower License	667	667
Trademark	50,000	50,000
Intangible assets, gross	50,667	50,667
Less: Accumulated amortization	(20,334)	(19,684)

Intangible assets, net	30,333	30,983

ROU asset	1,519	4,751

TOTAL ASSETS	$515,713	$559,906

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$182,943	$179,914
Accrued expense	130,800	111,300
Accrued officer compensation	414,750	369,750
Accrued interest	42,326	33,414
Notes payable, related parties	534,749	502,985
Asset retirement obligation	35,800	35,800
Lease liability	1,519	4,751
Due to officer	10,353	10,353

TOTAL CURRENT LIABILITIES	1,353,240	1,248,267

TOTAL LIABILITIES	1,353,240	1,248,267

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 200,000,000 authorized, 148,312,685 and 147,432,685 issued and outstanding, respectively	148,313	147,433
Additional paid-in capital	85,078,651	85,050,643
Subscription payable	386,250	386,250
Accumulated deficit	(86,450,741)	(86,275,485)
Accumulated other comprehensive loss:
Foreign currency translation	-	2,798

TOTAL STOCKHOLDERS’ EQUITY	(837,527)	(688,361)

TOTAL LIABILITIES & STOCKERHOLDERS’ EQUITY	$515,713	$559,906

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months
	Ended March 31,
	2026	2025
REVENUE	$-	$-
COST OF GOODS SOLD	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES
General and administrative expenses	67,833	383,268
Professional fees	90,500	45,847
Depreciation & amortization	5,622	5,622

Total operating expenses	163,955	434,737

NET OPERATING LOSS	(163,955)	(434,737)

OTHER INCOME (EXPENSE)
Interest expense	(14,099)	(5,718)
Foreign currency translation gain on dissolution of subsidiary	2,798	-
TOTAL OTHER INCOME (EXPENSE)	(11,301)	(5,718)

NET LOSS BEFORE INCOME TAX	(175,256)	(440,455)

INCOME TAX EXPENSE	-	-

NET LOSS	(175,256)	(440,455)

OTHER COMPREHENSIVE INCOME (LOSS)	-	75

COMPREHENSIVE LOSS	$(175,256)	$(440,380)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

Outstanding - basic and fully diluted	147,510,907	132,432,685

Net loss per share - basic and fully diluted	$(0.001)	$(0.003)

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months ended March 31, 2025
(Unaudited)

			Additional			Accumulated	Total
	Common Stock		Paid-In	Subscriptions	Accumulated	Other	Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Comprehensive	Equity

Balance, December 31, 2024	125,432,685	$125,433	$84,166,601	$386,250	$(84,903,279)	$3,989	$(221,006)
Common stock sold for cash	-	-	-	-	-	-	-
Common stock issued for services	10,500,000	10,500	304,500	-	-	-	315,000
Imputed Interest on RP Loans	-	-	300	-	-	-	300
Net Loss	-	-	-	-	(440,455)	-	(440,455)
Other comprehensive income, net	-	-	-	-	-	(75)	(75)
Balance, March 31, 2025	135,932,685	$135,933	$84,471,401	$386,250	(85,343,734)	3,914	$(346,236)

For the Three Months ended March 31, 2026

(Unaudited)

			Additional			Accumulated	Total
	Common Stock		Paid-In	Subscriptions	Accumulated	Other	Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Comprehensive	Equity
Balance, December 31, 2025	147,432,685	$147,433	$85,050,643	$386,250	$(86,275,485)	$2,798	$(688,361)
Common stock sold for cash	-	-	-	-	-	-	-
Common stock issued for services	880,000	880	25,520	-	-	-	26,400
Imputed Interest on RP Loans	-	-	2,488	-	-	-	2,488
Net Loss	-	-	-	-	(175,256)	-	(175,256)
Release of accumulated foreign currency translation loss on dissolution of subsidiaries	-	-	-	-	-	(2,798)	(2,798)
Balance, March 31, 2026	148,312,685	$148,313	$85,078,651	$386,250	$(86,450,741)	$-	$(837,527)

The accompanying notes are an integral part of the consolidated financial statements

WEED, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three
	Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(175,256)	$(440,455)
Adjustments to reconcile to net loss to net cash used in operating activities:
Depreciation and amortization	5,622	5,622
Debt discount amortization	2,564	2,563
Imputed Interest on RP Loans	2,488	300
Estimated fair value of stock based compensation	-	300,000
Estimated fair value of shares issued for services	26,400	15,000
Decrease (increase) in assets
Prepaid expenses and deposits	4,005	(1,980)
Increase (decrease) in liabilities
Accounts Payable	3,028	2,656
Accrued expenses	73,412	44,456

NET CASH USED IN OPERATING ACTIVITIES	(57,737)	(71,838)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in due to officer	-	700
Proceeds from notes payable – related party	30,000	45,000
Repayments on notes payable – related party	(800)	(130,000)

NET CASH USED IN FINANCING ACTIVITIES	29,200	(84,300)

NET CHANGE IN CASH	(28,537)	(156,138)

EFFECT OF EXCHANGE RATE ON CASH	(2,798)	(75)

CASH, BEGINNING OF PERIOD	33,130	159,355

CASH, END OF PERIOD	$1,795	$3,142

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the periods ended December 31:

Income taxes	$-	-
Interest paid	$135	$298

The accompanying notes are an integral part of the consolidated financial statements

 WEED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

Basis of Presentation

The accompanying consolidated balance sheet at December 31, 2025, has been derived from audited consolidated financial statements and the unaudited condensed consolidated financial statements as of March 31, 2026 (the "financial statements"), have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related footnotes. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statement presentation. The consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Interim results are not necessarily indicative of results for a full year.

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

Revenue Recognition

The Company is using the revenue recognition standard ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, and using the cumulative effect (modified retrospective) approach. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings at the date of initial application. No cumulative-effect adjustment in retained earnings was recorded as the Company has no historical revenue. The impact of the adoption of the new standard was not material to the Company’s consolidated financial statements. The Company did not earn revenue during the periods ended March 31, 2026 and 2025.  When the Company earns revenue, it will be recognized in accordance with FASB ASC 606 – Revenue from Contracts with Customers.

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

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. The Company recognized $2,520 and $55   of advertising and promotion costs for the three months ended March 31, 2026 and 2025.

Asset Retirement Obligations

The Company acquired a gas well on February 23, 2023, with a cost of $41,400. We are required to record a liability for the present value of our asset retirement obligation (“ARO”) to plug and abandon inactive-non-producing wells, facilities, and equipment, and to restore the land at the end of oil production operations. As a result, we accrued the full value of the cost amounting to $35,800 for plug and abandon non-operating well on the consolidated balance sheet as of March 31, 2026 and December 31, 2025.

Foreign Currency Transactions

Expenses are translated at the exchange rates in effect at the date of the transaction. Foreign currency denominated payables are translated at the rates of exchange at the balance sheet date. The resulting transaction gains and losses are recorded in the statement of income in the period incurred.

Assets and liabilities of those operations are translated at exchange rates in effect at the balance sheet date. Income and expenses are translated using the exchange rates on the transaction date for the reporting period. Translation adjustments, if any, are reported as a separate component of accumulated other comprehensive income (loss). For all significant foreign operations, the functional currency is the local currency.

During the three months ended March 31, 2026, the Company completed the dissolution of certain non-material foreign subsidiaries, including WEED Hong Kong Ltd. and WEED Australia Ltd. In connection with the dissolution, the related cumulative foreign currency translation adjustment of $2,798 was reclassified from accumulated other comprehensive loss into earnings and recognized in other income (expense). For the three months ended March 31, 2025, foreign currency transaction gain was $75.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $86,450,741 and negative working capital $1,340,875 at March 31, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new products and services to begin generating revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party

Notes Payable

From time to time, the Company has received short-term loans from officers and directors as disclosed in Note 7 below. The Company has a total of $534,749 and $502,985 of notes payable on the consolidated balance sheet as of March 31, 2026 and December 31, 2025, respectively.

From January 2022 to March 31, 2022, the Company received loans of $4,000 and $500,000 from Nicole Breen and Glenn Martin, respectively. The $500,000 loan from Glenn Martin replaced the $300,000 loan. From January 2023 to March 31, 2023, the Company paid off the remaining balance of the loan from Nicole Breen that was originally $37,500. From April 2023 to June 30, 2023, the Company received $50,000 from Nicole Breen. From July 2023 to September 30, 2023, the Company paid off Glenn Martin’s loan of $500,000 and Nicole Breen’s loan of $50,000. From July 2024 to September 30, 2024, the Company received $10,000 from Glenn Martin. From September 2024 to December 31, 2024, the Company received $300,000 from Glenn Martin and paid off Glenn Martin’s loan of $5,000. From January 2025 to December 31, 2025, the Company received loans of $162,000 and $37,403 from Glenn Martin and Nicole Breen, respectively, and paid off $130,000 of Glenn Martin’s loan. From January 2026 to March 31, 2026, the Company received $30,000 from Glenn Martin and paid off $800 of Nicole Breen’s loan.

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

Accrued Expense

A total of $71,400 and $66,900 of accrued expenses related to rent was unpaid and outstanding as of March 31, 2026 and December 31, 2025, respectively.

Accrued Compensation

A total of $414,750 and $369,750 of officer compensation was unpaid and outstanding as of March 31, 2026 and December 31, 2025, respectively.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2026 and December 31, 2025, respectively:

Fair Value Measurements at December 31, 2025

	Level 1	Level 2	Level 3
Assets
Cash	$33,130	$-	$-
Intangible assets, net	$-	$30,983	$-
Total assets	$33,130	$30,983	$-
Liabilities
Notes payable, related parties	$-	$502,985	$-
Notes payable	$-	$-	$-
Total liabilities	$-	$502,985	$-

Fair Value Measurements at March 31, 2026

	Level 1	Level 2	Level 3
Assets
Cash	$1,795	$-	$-
Intangible assets, net	$-	$30,333	$-
Total assets	$1,795	$30,333	$-
Liabilities
Notes payable, related parties	$-	$534,749	$-
Notes payable	$-	$-	$-
Total liabilities	$-	$534,749	$-

Note 4 – Fair Value of Financial Instruments (continued)

The fair values of our related party debts are deemed to approximate book value and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the three months ended March 31, 2026 and the year ended December 31, 2025.

Note 5 – Property and Equipment

Property and equipment consist of the following at March 31, 2026 and December 31, 2025, respectively:

	March 31,	December 31,
	2026	2025

Office equipment	$8,666	$8,666
Furniture & Fixtures	5,479	5,479
Lab equipment	133,626	133,626

Land	258,319	258,319
Property	218,681	218,681
Property and equipment, gross	624,771	624,771
Less accumulated depreciation	(153,275)	(148,304)
Property and equipment, net	$471,496	$476,467

Depreciation expense totaled $4,972 and $4,972 for the three months ended March 31, 2026 and 2025, respectively.

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

On March 31, 2026 and December 31, 2025, intangibles consists of the following:

	March 31, 2026	December 31, 2025
Trademark	50,000	50,000
Grower License	667	667
Less: Accumulated amortization	(20,334)	(19,684)
Total other intangibles, Net	30,333	30,983

Amortization expense totaled $650 and $650 for the three months ended March 31, 2026 and 2025, respectively.

Note 7 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at March 31, 2026 and December 31, 2025, respectively:

	March 31, 2026	December 31, 2025
On April 12, 2010, the Company received an unsecured, non-interest-bearing loan in the amount of $2,000, due on demand from Robert Leitzman. Interest is being imputed at the Company’s estimated borrowing rate, or 10% per annum. The largest aggregate amount outstanding was $2,000 during the periods ended December 31, 2019 and December 31, 2018. Mr. Leitzman owns less than 1% of the Company’s common stock, however, the Mr. Leitzman is deemed to be a related party given the non-interest-bearing nature of the loan and the materiality of the debt at the time of origination.	$2,000	$2,000

Over various dates in 2011 and 2012, the Company received unsecured loans in the aggregate amount of $10,000, due on demand, bearing interest at 10%, from Sandra Orman. The largest aggregate amount outstanding was $10,000 during the periods ended December 31, 2019 and December 31, 2018. Mrs. Orman owns less than 1% of the Company’s common stock, however, Mrs. Orman is deemed to be a related party given the nature of the loan and the materiality of the debt at the time of origination.	$10,000	$10,000

During 2024 and 2025, the Company received advances totaling $472,000 from Glenn Martin and $37,403 from Nicole Breen, bearing interest at 5% and 12%, respectively. During 2025, the Company made payments totaling $135,000 to Glenn Martin. During the three months ended March 31, 2026, the Company received additional advances of $30,000 from Glenn Martin, bearing interest at 12%, and made a payment of $800 to Nicole Breen.	$403,603	$374,403

On May 2, 2022, the company acquired Hempirical Genetics, LLC with a note payable to the executive officer Jeffrey Miller with no interest. Payments of $0 and $25,000 were made toward the note in 2025 and 2024, respectively.	$120,000	$120,000

Note 7 – Notes Payable, Related Parties (continued)

	March 31, 2026	December 31, 2025

Notes payable, related parties	$535,603	$506,403

Less: Loan fee, net of amortization	$(854)	$(3,418)

Notes payable, related parties	$534,749	$502,985

The Company recorded interest expense in the amount of $14,099 and $5,718 for the three months ended March 31, 2026 and 2025, respectively, including debt amortization expense of $2,564 and $2,563 and imputed interest expense in the amount of $2,488 and $300 during such periods related to notes payable, related parties.

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

The rate implicit in lease is not readily determinable, and we therefore use incremental borrowing rate to determine the present value of the lease payments. The incremental borrowing rate used to determine the initial value of right-of-use (“ROU”) assets and lease liabilities during the period ended March 31, 2026, was 5.0%.

In May, 2022, we entered into a lease agreement of a hemp drying facility in Huachuca City, Arizona for $1,200 per month. The lease term began May 2, 2022 and ends May 2, 2026. As of March 31, 2026, we had lease liability of $1,519, and ROU assets of $1,519.

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

2026 Common Stock Activity

Common Stock Sales (2026)

No shares of common stock were sold during the three months ended March 31, 2026.

Common Stock Issued for Services (2026)

During the period ended March 31, 2026, 880,000 shares of common stocks valued at $26,400 were issued for the services.

Common Stock Cancellations

No shares of common stock were cancelled during the three months ended March 31, 2026.

2025 Common Stock Activity

Common Stock Sales (2025)

No shares of common stock were sold during the three months ended March 31, 2025.

Common Stock Issued for Services (2025)

During the quarter ended March 31, 2025, 10,000,000 shares of common stocks valued at $300,000 were issued for the services.

During the quarter ended March 31, 2025, the Company agreed to issue an aggregate of 500,000 shares to consultants for services performed. The total fair value of common stock was $15,000 based on the closing price of the Company's common stock earned on the measurement date.

Common Stock Cancellations

No shares of common stock were cancelled during the three months ended March 31, 2025.

Note 9 – Stockholders’ Equity (continued)

Common Stock Warrants and Options

2026 Common Stock Warrant Activity

Common Stock Warrants Granted (2026)

No common stock warrants were granted during the quarter ended March 31, 2026.

Warrants Exercised (2026)

No warrants were exercised during the quarter ended March 31, 2026.

2025 Common Stock Warrant Activity

Common Stock Warrants Granted (2025)

No common stock warrants were granted during the three months ended March 31, 2025.

Warrants Exercised (2025)

No warrants were exercised during the three months ended March 31, 2025.

Warrants Exercised (2025)

The stock option will expire on the tenth anniversary of the granted date, which is February 1, 2028. As of March 31, 2026, the stock option will expire in 22 months.

A summary of the Company’s stock option activity and related information is as follows:

	For the year ended December 31, 2025
	Number of	Average
	Shares	Price
Outstanding at the beginning of period	6,000,000	$10.55
Granted		-
Exercised/Expired/Cancelled	-	-
Outstanding at the end of period	6,000,000	$10.55
Exercisable at the end of period	6,000,000	$10.55

	For the quarter ended March 31, 2026
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

For the three months ending March 31, 2026 and year ended December 31, 2025, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. On March 31, 2026 and December 31, 2025, the Company had approximately $175,256 and $1,372,173 of loss of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company’s deferred tax assets are as follows:

March 31, 2026
Deferred tax assets:
Net operating loss carry forward as of 12/31/2025	$19,783,456
Estimate Tax Loss March 31, 2026	175,256

NOL Carry Forward Cumulative as of 3/31/2026	19,958,711
Statutory Tax Rate	21%
Deferred Tax Asset	4,191,329
Valuation	(4,191,329)
Net Deferred Tax Asset	0

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2026 and December 31, 2025, respectively.

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

Geographically, we have no assets in a foreign country requiring separate disclosure.

The following table provides the significant expenses that management used to manage our one reportable segment:

	March 31, 2026	March 31, 2025
General and administrative expenses	67,833	383,268
Professional fees	90,500	45,847
Depreciation and amortization	5,622	5,622
Total operating expenses	163,955	434,737

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

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Results of Operations

	Three Months Ended
	March 31,
	2026	2025
Revenue	$-	$-

Operating expenses:

General and administrative	67,833	383,268
Professional fees	90,500	45,847
Depreciation and amortization	5,622	5,622
Total operating expenses	163,955	434,737

Net operating loss	(163,955)	(434,737)

Other income (expense)
Interest expense	(14,099)	(5,718)
Foreign currency translation gain on dissolution of subsidiary	2,798	-
Total other income (expense)	$(11,301)	$(5,718)

Income tax expense	-	-

Net Loss	$(175,256)	$(440,455)

Other Comprehensive Income (Loss)	-	75

Comprehensive Loss	$(175,256)	$(440,380)

Operating Loss; Net Loss

Our comprehensive net loss decreased by $265,124, from $(440,380) to $(175,256), from the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Our net operating loss decreased by $270,782 from $(434,737) to $(163,955) for the same period. The decrease in our comprehensive net loss and operating loss is primarily a result of decreases in general and administrative expenses and professional fees. These changes are detailed below.

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

General and Administrative Expenses

General and administrative expenses decreased by $315,435, from $383,268 for the three months ended March 31, 2025, to $67,833 for the three months ended March 31, 2026, primarily due to decreases in our consulting services and salary.

Professional Fees

Our professional fees increased by $44,653 during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Our professional fees were $90,500 for the three months ended March 31, 2026, and $45,847 for the three months ended March 31, 2025. These fees are largely related to fees paid for legal and accounting services, along with compensation to independent contractors. We expect these fees to vary quarter-to-quarter as our business and stock price fluctuate if we continue to use stock-based compensation. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

Depreciation and Amortization

During the three months ended March 31, 2026, we had depreciation and amortization expense of $5,622, compared to $5,622 in the three months ended March 31, 2025. Our depreciation and amortization expense primarily relates to our property and trademark acquisitions.

Interest Expense

Interest expense increased from $(5,718) for the three months ended March 31, 2025, to $(14,099) for the three months ended March 31, 2026. Our interest expense primarily relates to notes payable from related parties.

Liquidity and Capital Resources

Introduction

During the three months ended March 31, 2026, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of March 31, 2026 was $1,795 and our monthly cash flow burn rate was approximately $12,000. We currently do not believe we will be able to satisfy our cash needs from our revenues for many years to come.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2026, and December 31, 2025, respectively, are as follows:

	March 31, 2026	December 31, 2025	Change

Cash	$1,795	$33,130	$(31,335)
Total Current Assets	12,365	47,705	(35,340)
Total Assets	515,713	559,906	(44,193)
Total Current Liabilities	1,353,240	1,248,267	104,973
Total Liabilities	$1,353,240	$1,248,267	$104,973

Our total assets decreased by $44,193 as of March 31, 2026 as compared to December 31, 2025. The decrease in our total assets between the two periods was attributed primarily to decreases in cash.

Our current liabilities and total liabilities increased by $104,973, as of March 31, 2026, as compared to December 31, 2025. This increase was primarily due to increases in accounts payable, related parties, and accrued officer compensation.

In order to pay our obligations in full or in part when due, we will be required to raise capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available of $1,795 and $33,130 as of March 31, 2026 and December 31, 2025, respectively. Based on our lack of revenues, our cash on hand and current monthly burn rate of approximately $12,000, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $57,737 for the three months ended March 31, 2026, as compared to $71,838 for the three months ended March 31, 2025. For the period in 2026, the net cash used in operating activities consisted primarily of our net loss of $(175,256), adjusted by depreciation and amortization of $5,622, debt discount amortization of $2,564, estimated fair value of shares issued for services of $26,400 and imputed interest of $2,488, respectively, and accrued expenses of $73,412. For the period in 2025, the net cash used in operating activities consisted primarily of our net loss of $(440,455), adjusted by depreciation and amortization of $5,622, debt discount amortization of $2,563, estimated fair value of stock based compensation and shares issued for services of $300,000 and $15,000, respectively, and further adjusted by accrued expenses of $(44,456).

Investments

For the three months ended March 31, 2026 and 2025, we had no cash flows provided from investing activities.

Financing

Our net cash used in financing activities for the three months ended March 31, 2026, was $(29,200), compared to $84,300 for the three months ended March 31, 2025. For the period in 2026, our financing activities related to proceeds of note payable of $30,000, offset by repayments of notes payable-related party of $(800). For the period in 2025, our financing activities related to proceeds of note payable of $45,700, offset by repayments of notes payable-related party of $(130,000).

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

As of March 31, 2026, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, our Principal Executive Officer, and chief financial officer, our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.

We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee, having one individual serve as both our chief executive officer and chief financial officer, and the deficiencies previously reported, management concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective.

In addition to the deficiencies previously reported, we do not have formal processes related to the identification, review, and approval of related party transactions.

As funds become available to us, we expect to implement additional measures to improve our disclosure controls and procedures.

(b) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c) Officer’s Certifications

Appearing as exhibits to this quarterly report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer. The certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. This section of the quarterly report on Form 10-Q contains information concerning the controls evaluation referred to in the Section 302 certifications. This information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the period ended March 31, 2026, we issued the following unregistered securities:

Common Stock Sales

We did not sell any shares of our common stock during the period ended March 31, 2026.

Common Stock Issued

During the period ended March 31, 2026, 880,000 shares of common stocks valued at $26,400 were issued for the services.

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

WEED, Inc.

Dated: May 15, 2026	By:	/s/ Glenn E. Martin
Glenn E. Martin
	Its:	President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer) (Principal Financial Officer)

